Form 10-Q
period 2000-06-30
MEWBOURNE ENERGY PARTNERS 00-A LP
filed 2000-07-18
CIK 1084918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                   --------  --------

                          COMMISSION FILE NO. 333-76911

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.


           Delaware                                   75-2866283
  -------------------------                         --------------
  (State or jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                  Identification Number)

  3901 South Broadway, Tyler, Texas                      75701
  ----------------------------------------------------------------------
  (Address of principal executive offices)            (Zip Code)

Registrant's Telephone Number, including area code:(903) 561-2900

                                 Not Applicable
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                         Part I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS



                                  BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)


ASSETS
Cash                                                      $100
                                                          ----

Total assets                                              $100
                                                          ====


PARTNERS' CAPITAL
Partners' capital                                         $100
                                                          ----

Total Partners' capital                                   $100
                                                          ====








                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.



                         STATEMENT OF PARTNERS' CAPITAL
              for the period February 15, 2000 (date of inception)
                              through June 30, 2000
                                   (Unaudited)


                                    Limited &   Managing
                                     General    General
                                    Partners    Partner      Total
                                    --------    -------      -----
Partners' capital at February 15,
2000 (date of Inception)            $   --      $   --      $  --

Contributions                       $  100      $   --      $ 100
                                    ------      ------      -----

Partners' capital at
  June 30, 2000                     $  100      $   --      $ 100
                                    ======      ======      =====











                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.




                             STATEMENT OF CASH FLOWS
              for the period February 15, 2000 (date of inception)
                              through June 30, 2000
                                   (Unaudited)



Cash flows from financing activities:

  Capital contributions from partners                     $ 100
                                                          -----

Cash, end of period                                       $ 100
                                                          =====









                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. Mewbourne Energy Partners 00-A, L.P. (the "Registrant") was formed February 15, 2000. As of June 30, 2000, the only financial activity that had occurred was the receipt of the organizational contribution of $100. The offering of limited and general partnership interests began on May 3, 2000. As of July 17, 2000, interests aggregating $715,000 had been sold to 15 subscribers of which all were sold as general partner interests.

2. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results. All adjustments are of a normal recurring nature.

3. From the period commencing February 15, 2000 to June 30, 2000, the Registrant conducted no business activity. Therefore, there are no items of income or expense for the reporting period and, accordingly a statement of income is not provided.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Mewbourne Energy Partners 00-A, L.P. was formed February 15, 2000. Mewbourne Development Corporation ("MD")is the Managing Partner, and has the power and authority to manage, control and administer all partnership affairs. As of June 30, 2000, the only financial activity which had occurred was the receipt of the organizational contribution of $100. The offering of limited and general partnership interests began on May 3, 2000. As of July 17, 2000, interests aggregating $715,000 had been sold to 15 subscribers of which all were sold as general partner interests.


RESULTS OF OPERATIONS

The Registrant had not commenced operations prior to the period ended June 30, 2000, therefore, no trend analysis based on quarterly changes in results of operations is available.


LIQUIDITY AND CAPITAL RESOURCES

The Registrant was formed on February 15, 2000, and the organizational contribution of $100 in cash was contributed to the Registrants's capital. During the period after formation that ended June 30, 2000, there was no increase in cash and there were no distributions to partners.

                           Part II - Other Information


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                    (a) Exhibits - 27 Financial Data Schedule

                    (b) Reports on Form 8-K - none

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                                      By: Mewbourne Development Corporation
                                               Managing General Partner




Date: July 17, 2000                   By: /s/ J. Roe Buckley
                                         -------------------
                                             J. Roe Buckley, Treasurer
                                       and Chief Financial Officer

                                Index to Exhibits



                             Exhibit No. Description
                            ------------------------

                           27 Financial Data Schedule