Form 10-Q
period 2001-03-31
MEWBOURNE ENERGY PARTNERS 00-A LP
filed 2001-05-10
CIK 1084918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                   --------  --------

                          Commission File No. 333-76911

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.


         Delaware                                                75-2866283
-------------------------                                 ----------------------
(State or jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                            Identification Number)

   3901 South Broadway, Tyler, Texas                              75701
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's Telephone Number, including area code:(903) 561-2900

                                 Not Applicable
                                 --------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.



                                      INDEX


Part I - Financial Information                                               Page No.

  Item 1.   Financial Statements

            Balance Sheets -
                    March 31, 2001 and December 31, 2000                        3

            Statements of Income -
              For the three months ended March 31, 2001 and                     4
              the period from February 15, 2000 (date of inception)
              through March 31, 2000

            Statement of Cash Flows -
              For the three months ended March 31, 2001 and                     5
              the period from February 15, 2000 (date of inception)
              through March 31, 2000

            Statement of Changes In Partners' Capital -
              For the three months ended March 31, 2001                         6

            Notes to Financial Statements                                       7

  Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           8

Part II-Other Information

  Item 1.  Legal Proceedings                                                    9

  Item 6.  Exhibits and Reports on Form 8-K                                     9

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                         Part I - Financial Information

Item 1.  Financial Statements


                                 BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)


                                             March 31,        December 31,
                                               2001              2000
                                          --------------    --------------
ASSETS

Cash                                      $    1,839,150    $    2,572,942
                                          --------------    --------------
Prepaid well cost                                      0            14,951
                                          --------------    --------------
Accounts receivable, affiliate                   764,753            83,611
                                          --------------    --------------
Oil and gas properties at cost,
   full cost method                            9,448,000         7,492,434
Less accumulated depreciation,
   depletion and amortization                   (354,797)          (28,285)
                                          --------------    --------------
                                               9,093,203         7,464,149

    Total assets                          $   11,697,106    $   10,135,653
                                          ==============    ==============



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate               $    1,035,119    $        6,546
                                          --------------    --------------

Partners' capital
   General partners                           10,148,079         9,640,884
   Limited partners                              513,908           488,223
                                          --------------    --------------
    Total partners' capital                   10,661,987        10,129,107
                                          --------------    --------------

Total liabilities and partners' capital   $   11,697,106    $   10,135,653
                                          ==============    ==============



                      Theaccompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                              STATEMENTS OF INCOME
                  For the three months ended March 31,2001 and
              the period from February 15, 2000 (date of inception)
                             through March 31, 2000
                                   (Unaudited)


                                                            2001           2000
                                                       ------------   ------------

Revenues:

Oil and gas sales                                      $  1,124,618   $          0
Interest income                                              27,192              0
                                                       ------------   ------------
                                                          1,151,810              0
                                                       ------------   ------------


Expenses:

Lease operating and production taxes                        137,397              0
Administrative and general expense                            5,021              0
Depreciation, depletion and amortization                    326,512              0
                                                       ------------   ------------
                                                            468,930              0
                                                       ------------   ------------

Net income                                             $    682,880   $          0
                                                       ============   ============


Allocation of net income:

General partners                                       $    649,965   $          0
                                                       ============   ============
Limited partners                                       $     32,915   $          0
                                                       ============   ============

Basic and diluted net income per limited and general
 partner interest (10,000 outstanding)                 $      68.29   $          0
                                                       ============   ============


                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.


                             STATEMENT OF CASH FLOWS
                  For the three months ended March 31, 2001 and
              the period from February 15, 2000 (date of inception)
                             through March 31, 2000
                                   (Unaudited)



                                                           2001             2000
                                                      -------------    -------------

Cash flows from financing activities:
   Net income                                         $     682,880    $           0
   Adjustment to reconcile net income to net cash
     provided by operating activities:
       Depreciation depletion and amortization              326,512                0
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                   (687,688)               0
         Accounts payable, affiliate                      1,035,119                0
                                                      -------------    -------------
     Net cash provided by operating activities            1,356,823                0
                                                      -------------    -------------

Cash flows from investing activities:
   Purchase of oil and gas properties                    (1,940,615)               0
                                                      -------------    -------------
     Net cash used in investing activities               (1,940,615)               0
                                                      -------------    -------------

Cash flows from financing activities:
   Capital contributions from partners                            0              100
   Cash distributions to partners                          (150,000)               0
                                                      -------------    -------------
     Net cash used in financing activities                 (150,000)             100
                                                      -------------    -------------

Net decrease in cash                                       (733,792)             100

Cash, beginning of period                                 2,572,942                0
                                                      -------------    -------------

Cash, end of period                                   $   1,839,150    $         100
                                                      =============    =============




                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    For the three months ended March 31,2001
                                   (Unaudited)



                                       General          Limited
                                      Partners          Partners            Total
                                   --------------    --------------    --------------

Balance at December 31, 2000       $    9,640,884    $      488,223    $   10,129,107
Cash distributions                       (142,770)           (7,230)         (150,000)
Net income                                649,965            32,915           682,880
                                   --------------    --------------    --------------
Balance at March 31, 2001          $   10,148,079    $      513,908    $   10,661,987
                                   ==============    ==============    ==============




                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. Accounting Policies

Reference is hereby made to the Partnership's Annual Report on Form 10-K for 2000, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of March 31, 2001 and the results of operations, cash flows and partners' capital for the three months ended March 31, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the final results expected for the full year.

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 00-A, L.P., (the partnership), a Delaware limited partnership formed on February 15, 2000, is engaged primarily in oil and gas development and production in Texas, Oklahoma, New Mexico and Kansas. The offering of limited and general partnership interests began May 5, 2000 as a part of an offering registered under the name Mewbourne Energy Partners 99-00 Drilling Programs and concluded October 31, 2000, with total investor contributions of $10,000,000. Since the partnership was not funded until October 31, 2000, no business was conducted by the partnership during the period February 15, 2000 (date of inception) though March 31, 2000, therefore, there are no items of income or expense, or cash flow for that reporting period.

The partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2001, all capitalized costs were subject to amortization, while at December 31, 2000, approximately $5.2 million of capitalized cost were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

Item 2. Managements's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 00-A, L.P. (the "Partnership")was formed February 15, 2000. The offering of limited and general partnership interests began on May 5, 2000 and concluded on October 31, 2000, with investor partner contributions of $10,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At March 31, 2001, 26 wells had been drilled and were productive and 2 wells were drilled and abandonded.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital at March 31, 2001 of $1,568,784.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors which are beyond the Partnership's control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

Revenues during the period from January 1, 2001 through March 31, 2001 totaled $1,151,810, and consisted of oil and gas sales in the amount of $1,124,618 and interest income in the amount of $27,192. Production volumes during the period ended March 31, 2001 amounted to approximately 2,239 bbls of oil and 160,544 mcf of gas at corresponding average realized prices of $27.89 per bbl of oil and $6.62 per mcf of gas. Expenses totaling $468,930, consisting primarily of lease operating and production taxes in the amount of $137,397 and depreciation, depletion and amortization in the amount of $326,512 resulted in a net income for the period of $682,880. The Partnership's oil and gas production should increase during the remainder of 2001 as additional wells are completed and oil and gas production is sold. Two additional wells are expected to be drilled by October 2001 which should complete the Partnership's drilling activities. Interest income should decrease in 2001 as the remaining wells are drilled and the available cash is utilized for the equipping of such wells. The Partnership expects that drilling and completion costs will decrease during 2001 and that production cost and depletion provisions will increase.

During the period January 1, 2001 through March 31, 2001, the Partnership made cash distributions to the investor partners in the amount of $150,000. The Partnership expects that cash distributions will increase during 2001 as additional oil and gas revenues are received.

The Partnership's operations did not commence until the forth quarter of 2000. No corresponding activities, therefore, occurred during the period February 15, 2000 (date of inception) through March 31, 2000.


                           Part II - Other Information



Item 1.  Legal Proceedings

            None.



Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits - none

          (b)  Reports on Form 8-K - none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                                   By: Mewbourne Development Corporation
                                       Managing General Partner




Date: May 10, 2001                 By: /s/ J. Roe Buckley
                                      ------------------------------------------
                                       J. Roe Buckley, Vice President
                                       and Chief Financial Officer