Form 10-Q
period 2001-06-30
MEWBOURNE ENERGY PARTNERS 00-A LP
filed 2001-08-13
CIK 1084918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                   --------  --------

                          Commission File No. 333-76911

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.


         Delaware                                        75-2866283
------------------------------                      ----------------------
  (State or jurisdiction of                           (I.R.S. Employer
incorporation or organization)                      Identification Number)

   3901 South Broadway, Tyler, Texas                        75701
----------------------------------------                  ---------
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

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.



                                      INDEX

                                                                                  Page No.
Part I - Financial Information

  Item 1.   Financial Statements

            Balance Sheets -                                                        3
              June 30, 2001 and December 31, 2000

            Statements of Income -                                                  4
              For the three months ended June 30, 2001 and 2000,
              And for the six months ended June 30, 2001 and the period
              from February 15, 2000 (date of inception) through June 30, 2000

            Statements of Cash Flows -                                              5
              For the six months ended June 30, 2001 and the period from
              February 15, 2000 (date of inception) through June 30, 2000

            Statement of Changes In Partners' Capital -                             6
              For the six months ended June 30, 2001

            Notes to Financial Statements                                           7

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                   8

Part II - Other Information

  Item 1.  Legal Proceedings                                                        9

  Item 6.  Exhibits and Reports on Form 8-K                                         9

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                         Part I - Financial Information

Item 1.  Financial Statements


                                 BALANCE SHEETS
                       June 30, 2001 and December 31, 2000


                                           June 30,        December 31,
                                            2001              2000
                                          ------------    -------------
                                          (Unaudited)     (Unaudited)
ASSETS

Cash                                      $  1,368,715    $   2,572,942
                                          ------------    -------------
Prepaid well cost                                    0           14,951
                                          ------------    -------------
Accounts receivable, affiliate               1,279,431           83,611
                                          ------------    -------------
Oil and gas properties at cost,
   full cost method                          9,254,697        7,492,434
Less accumulated depreciation,
   depletion and amortization               (1,074,541)         (28,285)
                                          ------------    -------------
                                             8,180,156        7,464,149
                                          ------------    -------------

    Total assets                          $ 10,828,302    $  10,135,653
                                          ============    =============



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate               $     96,219    $       6,546
                                          ------------    -------------

Partners' capital
   General partners                         10,214,797        9,640,884
   Limited partners                            517,286          488,223
                                          ------------    -------------
    Total partners' capital                 10,732,083       10,129,107
                                          ------------    -------------

Total liabilities and partners' capital   $ 10,828,302    $  10,135,653
                                          ============    =============



                      The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                              STATEMENTS OF INCOME
              For the three months end June 30, 2001 and 2000, and
                   and the six months ended June 30, 2001 and
              the period from February 15, 2000 (date of inception)
                              through June 30, 2000


                                                    Three Months Ended       Six Months Ended
                                                         June 30,                 June 30,
                                                 -----------------------   -----------------------
                                                     (Unaudited)               (Unaudited)

                                                    2001         2000         2001         2000
                                                 ----------   ----------   ----------   ----------
Revenues:

Oil and gas sales                                $2,070,872   $        0   $3,195,490   $        0
Interest income                                      12,535            0       39,727            0
                                                 ----------   ----------   ----------   ----------
                                                  2,083,407            0    3,235,217            0
                                                 ----------   ----------   ----------   ----------

Expenses:

Lease operating and production taxes                222,701            0      360,098            0
Administrative and general expense                   45,866            0       50,887            0
Depreciation, depletion and amortization            719,744            0    1,046,256            0
                                                 ----------   ----------   ----------   ----------
                                                    988,311            0    1,457,241            0
                                                 ----------   ----------   ----------   ----------

Net income                                       $1,095,096   $        0   $1,777,976   $        0
                                                 ==========   ==========   ==========   ==========

Allocation of net income:

General partners                                 $1,042,313   $        0   $1,692,278   $        0
                                                 ==========   ==========   ==========   ==========
Limited partners                                 $   52,783   $        0   $   85,698   $        0
                                                 ==========   ==========   ==========   ==========

Basic and diluted net income per limited and
 general partner interest (10,000 outstanding)   $   109.51   $        0   $   177.80   $        0
                                                 ==========   ==========   ==========   ==========



                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.


                             STATEMENT OF CASH FLOWS
                   For the six months ended June 30, 2001 and
              the period from February 15, 2000 (date of inception)
                              through June 30, 2000


                                                               2001         2000
                                                           -----------    -----------
                                                           (Unaudited)    (Unaudited)
Cash flows from financing activities:
   Net income                                              $ 1,777,976    $         0
   Adjustment to reconcile net income to net cash
     provided by operating activities:
       Depreciation depletion and amortization               1,046,256              0
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                    (1,195,820)             0
         Accounts payable, affiliate                            89,673              0
                                                           -----------    -----------
     Net cash provided by operating activities               1,718,085              0
                                                           -----------    -----------

Cash flows from investing activities:
   Purchase of oil and gas properties                       (1,747,312)             0
                                                           -----------    -----------
     Net cash used in investing activities                  (1,747,312)             0
                                                           -----------    -----------

Cash flows from financing activities:
   Capital contributions from partners                               0            100
   Cash distributions to partners                           (1,175,000)             0
                                                           -----------    -----------
     Net cash provided by (used in) financing activities    (1,175,000)           100
                                                           -----------    -----------

Net increase (decrease) in cash                             (1,204,227)           100

Cash, beginning of period                                    2,572,942              0
                                                           -----------    -----------

Cash, end of period                                        $ 1,368,715    $       100
                                                           ===========    ===========




                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                      For the six months ended June 30,2001
                                   (Unaudited)


                                 General         Limited
                                 Partners        Partners          Total
                               ------------    ------------    ------------
Balance at December 31, 2000   $  9,640,884    $    488,223    $ 10,129,107
Cash distributions               (1,118,365)        (56,635)     (1,175,000)
Net income                        1,692,278          85,698       1,777,976
                               ------------    ------------    ------------
Balance at June 30, 2001       $ 10,214,797    $    517,286    $ 10,732,083
                               ============    ============    ============





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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners' capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

2.       Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 00-A, L.P., (the partnership), a Delaware limited partnership formed on February 15, 2000, is engaged primarily in oil and gas development and production in Texas, Oklahoma, New Mexico and Kansas. The offering of limited and general partnership interests began May 5, 2000 as a part of an offering registered under the name Mewbourne Energy Partners 99-00 Drilling Programs and concluded October 31, 2000, with total investor contributions of $10,000,000. Since the partnership was not funded until October 31, 2000, no business was conducted by the partnership during the period February 15, 2000 (date of inception) though June 30, 2000, therefore, there are no items of income or expense for the interim periods ended June 30, 2000.

The partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2001, substantially all capitalized costs were subject to amortization, while at December 31, 2000, approximately $5.2 million of capitalized cost were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

Item 2. Managements's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 00-A, L.P. (the "Partnership") was formed February 15, 2000. The offering of limited and general partnership interests began on May 5, 2000 and concluded on October 31, 2000, with investor partner contributions of $10,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At June 30, 2001, 26 wells had been drilled and were productive, 2 wells were drilled and abandoned and 2 wells in the process of being drilled.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital at June 30, 2001 of $2,551,927.

During the six months ended June 30, 2001, the Partnership made cash distributions to the investor partners in the amount of $1,175,000. The Partnership expects that cash distributions will increase during 2001 as additional oil and gas revenues are received.

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

Results of Operations

Revenues during the three months ended June 30, 2001 totaled $2,083,407, and consisted of oil and gas sales in the amount of $2,070,872 and interest income in the amount of $12,535. Production volumes during the period ended June 30, 2001 amounted to approximately 2,206 bbls of oil and 442,138 mcf of gas at corresponding average realized prices of $24.91 per bbl of oil and $4.56 per mcf of gas. Expenses totaling $988,311, consisting primarily of lease operating and production taxes in the amount of $222,701 and depreciation, depletion and amortization in the amount of $719,744 resulted in a net income for the period of $1,095,096.

Revenues during the six months ended June 30, 2001 totaled $3,235,217, and consisted of oil and gas sales in the amount of $3,195,490 and interest income in the amount of $39,727. Production volumes during the period ended June 30, 2001 amounted to approximately 4,445 bbls of oil and 602,682 mcf of gas at corresponding average realized prices of $26.41 per bbl of oil and $5.11 per mcf of gas. Expenses totaling $1,457,241, consisting primarily of lease operating and production taxes in the amount of $360,098 and depreciation, depletion and amortization in the amount of $1,046,256 resulted in a net income for the period of $1,777,976.

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

The Partnership's operations did not commence until the forth quarter of 2000. No corresponding activities, therefore, occurred during the period February 15, 2000 (date of inception) through June 30, 2000.

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


                                   MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                                   By: Mewbourne Development Corporation
                                       Managing General Partner




Date: August 10, 2001                 By: /s/ J. Roe Buckley
                                         --------------------------------------
                                       J. Roe Buckley, Vice President
                                       and Chief Financial Officer