Form 10-Q
period 2001-09-30
MEWBOURNE ENERGY PARTNERS 00-A LP
filed 2001-11-13
CIK 1084918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       or

[ ]  TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                   --------  --------

                          Commission File No. 333-76911

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.


         Delaware                                            75-2866283
------------------------------                          ----------------------
  (State or jurisdiction of                                (I.R.S. Employer
incorporation or organization)                          Identification Number)

  3901 South Broadway, Tyler, Texas                              75701
---------------------------------------                       ---------
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

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.


                                      INDEX


Part I - Financial Information                                        Page No.
  Item 1.  Financial Statements

           Balance Sheets -                                               3
              September 30, 2001 and December 31, 2000

           Statements of Loss -                                           4
              For the three months ended September 30, 2001 and 2000,
              and for the nine months ended September 30, 2001 and
              the period from February 15, 2000 (date of inception)
              through September 30, 2000

           Statements of Cash Flows -                                     5
              For the nine months ended September 30, 2001 and the
              period from February 15, 2000 (date of inception)
              through September 30, 2000

           Statement of Changes In Partners' Capital -                    6
              For the nine months ended September 30, 2001

           Notes to Financial Statements                                  7

  Item 2.  Managements' Discussion and Analysis of Financial
                  Condition and Results of Operations                     9

Part II-Other Information

  Item 1.  Legal Proceedings                                             10

  Item 6.  Exhibits and Reports on Form 8-K                              10

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                         Part I - Financial Information

Item 1.  Financial Statements


                                 BALANCE SHEETS
                    September 30, 2001 and December 31, 2000

                                                           September 30,     December 31,
                                                               2001              2000
                                                           ------------      ------------
                                                           (Unaudited)
ASSETS

Cash                                                       $    434,261      $  2,572,942
                                                           ------------      ------------
Prepaid well cost                                                     0            14,951
                                                           ------------      ------------
Accounts receivable, affiliate                                1,328,231            83,611
                                                           ------------      ------------
Oil and gas properties at cost,
   full cost method                                           9,438,208         7,492,434
Less accumulated depreciation,
   depletion and amortization                                (3,881,361)          (28,285)
                                                           ------------      ------------
                                                              5,556,847         7,464,149

    Total assets                                           $  7,319,339      $ 10,135,653
                                                           ============      ============



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                                $     50,608      $      6,546
                                                           ------------      ------------

Partners' capital
   General partners                                           6,918,378         9,640,884
   Limited partners                                             350,353           488,223
                                                           ------------      ------------
    Total partners' capital                                   7,268,731        10,129,107
                                                           ------------      ------------

Total liabilities and partners' capital                    $  7,319,339      $ 10,135,653
                                                           ============      ============


                      The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                               STATEMENTS OF LOSS

           For the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001 and
              the period from February 15, 2000 (date of inception)
                           through September 30, 2000

                                                 Three Months Ended          Nine Months Ended
                                                    September 30,              September 30,
                                                 ------------------          -----------------
                                                     (Unaudited)                (Unaudited)

                                                    2001       2000          2001        2000
                                                   ------     ------        ------      ------
Revenues:

Oil and gas sales                               $   842,577    $   0      $4,038,067    $   0
Interest income                                       6,236        0          45,963        0
                                                -----------    -----      ----------     ----
                                                    848,813        0       4,084,030        0
                                                -----------    -----      ----------     ----


Expenses:

Lease operating and production taxes                137,313        0         497,411        0
Administrative and general expense                   63,032        0         113,919        0
Depreciation, depletion and amortization            512,226        0       1,558,482        0
Cost ceiling write-down                           2,294,594        0       2,294,594        0
                                                -----------    -----      ----------     ----
                                                  3,007,165        0       4,464,406        0
                                                -----------    -----      ----------     ----

Net loss                                        $(2,158,352)   $   0      $ (380,376)   $   0
                                                ===========    =====      ==========    =====


Allocation of net loss:

General partners                                $(2,054,320)   $   0      $ (362,042)   $   0
                                                ============   =====      ==========    =====
Limited partners                                $  (104,032)   $   0      $  (18,334)   $   0
                                                ============   =====      ==========    =====

Basic and diluted net loss per limited and
 general partner interest (10,000 outstanding)  $   (215.84)   $   0      $   (38.04)   $   0
                                                ===========    =====      ==========    =====


                      The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.


                             STATEMENT OF CASH FLOWS
                For the nine months ended September 30, 2001 and
              the period from February 15, 2000 (date of inception)
                           through September 30, 2000


                                                               2001              2000
                                                           ------------      ------------
                                                            (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net loss                                                $   (380,376)     $          0
   Adjustment to reconcile net loss to net cash
     provided by operating activities:
       Depreciation, depletion and amortization               1,558,482                 0
       Cost ceiling write-down                                2,294,594                 0
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                     (1,244,620)                0
         Accounts payable, affiliate                             44,062                 0
                                                           ------------      ------------
     Net cash provided by operating activities                2,272,142                 0
                                                           ------------      ------------

Cash flows from investing activities:
   Purchase of oil and gas properties                        (1,945,774)                0
   Prepaid well cost                                             14,951                 0
                                                           ------------      ------------
     Net cash used in investing activities                   (1,930,823)                0
                                                           ------------      ------------

Cash flows from financing activities:
   Capital contributions from partners                                0               100
   Cash distributions to partners                            (2,480,000)                0
                                                           ------------      ------------
     Net cash provided by (used in) financing activities     (2,480,000)              100
                                                           ------------      ------------

Net increase (decrease) in cash                              (2,138,681)              100

Cash, beginning of period                                     2,572,942                 0
                                                           ------------      ------------

Cash, end of period                                        $    434,261      $        100
                                                           ============      ============


                      The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  For the nine months ended September 30,2001
                                  (Unaudited)


                                          General          Limited
                                         Partners          Partners         Total
                                        -----------        --------      -----------
Balance at December 31, 2000            $ 9,640,884        $488,223      $10,129,107
Cash distributions                       (2,360,464)       (119,536)      (2,480,000)
Net loss                                   (362,042)        (18,334)        (380,376)
                                        -----------        --------      -----------
Balance at September 30, 2001           $ 6,918,378        $350,353      $ 7,268,731
                                        ===========        ========      ===========


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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

2.    Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 00-A, L.P., (the partnership), a Delaware limited partnership formed on February 15, 2000, is engaged primarily in oil and gas development and production in Texas, Oklahoma, New Mexico and Kansas. The offering of limited and general partnership interests began May 5, 2000 as a part of an offering registered under the name Mewbourne Energy Partners 99-00 Drilling Programs and concluded October 31, 2000, with total investor contributions of $10,000,000. Since the partnership was not funded until October 31, 2000, no business was conducted by the partnership during the period February 15, 2000 (date of inception) through September 30, 2000, therefore, there are no items of income or expense for the interim periods ended September 30, 2000.

The partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2001, substantially all capitalized costs were subject to amortization, while at December 31, 2000, approximately $5.2 million of capitalized cost were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. As of September 30, 2001, cost ceiling write-downs amounted to $2,294,594.

3.    Accounts Receivable Affiliate

Accounts receivable, affiliate includes approximately $650,000 due from Mewbourne Development Corporation for tangible drilling cost paid by the partnership.

4.    Comprehensive Income

Total comprehensive income(loss) equals net income(loss) during each of the periods presented herein.

5.    Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations. This statement changes financial accounting and reporting for obligations associated with the retirement and disposal of long-lived assets and the associated asset retirement costs and is effective for the Partnership beginning January 1, 2003. The Partnership is currently evaluating the effect of adopting FAS 143.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement changes financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Partnership beginning January 1, 2002. The Partnership is currently evaluating the effect of adopting FAS 144.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 00-A, L.P. (the "Partnership") was formed February 15, 2000. The offering of limited and general partnership interests began on May 5, 2000 and concluded on October 31, 2000, with investor partner contributions of $10,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At September 30, 2001, 28 wells had been drilled and were productive, 2 wells were drilled and abandonded and 1 well remains to be drilled.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital at September 30, 2001 of $1,711,884.

During the nine months ended September 30, 2001, the Partnership made cash distributions to the investor partners in the amount of $2,480,000. The Partnership expects that cash distributions will continue during the remainder of 2001 as additional oil and gas revenues are received.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors that are beyond the Partnership's control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

Revenues during the three months ended September 30, 2001 totaled $848,813, and consisted of oil and gas sales in the amount of $842,577 and interest income in the amount of $6,236. Production volumes during the three month period ended September 30, 2001 amounted to approximately 1,927 bbls of oil and 323,797 mcf of gas at corresponding average realized prices of $24.19 per bbl of oil and $2.46 per mcf of gas. Expenses totaling $3,007,165, consisting primarily of lease operating and production taxes in the amount of $137,313, depreciation, depletion and amortization in the amount of $512,226 and a cost ceiling write-down of $2,294,594 resulted in a net loss for the period of $2,158,352.

Revenues during the nine months ended September 30, 2001 totaled $4,084,030, and consisted of oil and gas sales in the amount of $4,038,067 and interest income in the amount of $45,963. Production volumes during the nine month period ended September 30, 2001 amounted to approximately 6,372 bbls of oil and 926,479 mcf of gas at corresponding average realized prices of $25.74 per bbl of oil and $4.18 per mcf of gas. Expenses totaling $4,464,406, consisting primarily of lease operating and production taxes in the amount of $497,411, depreciation, depletion and amortization in the amount of $1,558,482 and a cost ceiling write-down of $2,294,594 resulted in a net loss for the period of $380,376. The Partnership's oil and gas production should remain constant during the remainder of 2001. Interest income should decrease during the remainder of 2001 as the available cash is utilized for the equipping of wells and for cash distributions. The Partnership expects that drilling and completion cost will decrease during the remainder of 2001 and that production cost and depletion provisions will increase.

The Partnerships operations did not commence until the forth quarter of 2000. No corresponding activities, therefore, occurred during the period February 15, 2000 (date of inception) through September 30, 2000.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations. This statement changes financial accounting and reporting for obligations associated with the retirement and disposal of long-lived assets and the associated asset retirement costs and is effective for the Partnership beginning January 1, 2003. The Partnership is currently evaluating the effect of adopting FAS 143.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement changes financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Partnership beginning January 1, 2002. The Partnership is currently evaluating the effect of adopting FAS 144.


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


                                   MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                                   By: Mewbourne Development Corporation
                                       Managing General Partner




Date: November 12, 2001            By: /s/ Alan Clark
                                       ---------------------------
                                       Alan Clark, Treasurer