Form 10-K
period 2001-12-31
MEWBOURNE ENERGY PARTNERS 00-A LP
filed 2002-03-28
CIK 1084918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001
                                  or
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------

                          Commission File No. 333-76911

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.

          Delaware                                               75-2866283
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

3901 South Broadway, Tyler, Texas                                       75701
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (903) 561-2900
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the act:
Limited and general partnership interest $1,000 per interest
------------------------------------------------------------

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

A Registration Statement was filed pursuant to the Securities Act of 1933, as amended, registering limited partnership interests aggregating $4,000,000 and $16,000,000 in general partnership interests in a series of Delaware limited partnerships formed under Mewbourne Energy 99-00 Drilling Programs. The Registrant was declared effective by the Securities and Exchange Commission on May 5, 2000. On October 31, 2000, the offering of limited and general partnership interests in the Registrant was closed, with interests aggregating $10,000,000 being sold to 354 subscribers of which $9,518,000 were sold to 334 subscribers as general partner interests and $482,000 were sold to 20 subscribers as limited partner interests.

The Registrant engages primarily in oil and gas development and production and is not involved in any other industry segment. See the selected financial data in Item 6 and the financial statements in Item 8 of this report for a summary of the Registrant's revenue, income and identifiable assets.

The Registrant has acquired interests in oil and gas prospects for the purpose of development drilling. At December 31, 2001, 28 wells had been drilled and were productive and two wells were drilled and abandoned. The following table summarizes the Registrant's drilling activity for the year ended December 31, 2001 and for the period from inception through December 31, 2000:

                                       2001            2000
                                   ------------    ------------
                                   Gross   Net     Gross   Net
                                   -----  -----    -----  -----
    Development Wells:
      Oil and natural gas wells      22   5.108       6   1.293
      Non-productive wells            0   0           2    .600

The sale of crude oil and natural gas produced by the Registrant will be affected by a number of factors that are beyond the Registrant's control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Registrant.

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company ("MOC"), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant's managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 27, 2002, MOC employed 116 persons, many of whom dedicated a part of their time to the conduct of the Registrant's business during the period for which this report is filed.

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

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle and Kansas, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant's participation in the drilling of oil and gas wells. At December 31, 2001, 28 wells had been drilled and were productive and two wells were drilled and abandoned.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period ended December 31, 2001 covered by this report.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At March 27, 2002, the Registrant had 10,000 outstanding limited and general partnership interests held of record by 354 subscribers. There is no established public or organized trading market for the limited and general partnership interests.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant's obligations will be distributed to the partners at least quarterly in accordance with the Registrant's Partnership Agreement. Distributions made to limited and general partners during the year ended December 31, 2001 and the period from inception through December 31, 2000, were $3,330,000 and $0 respectively.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the year ended December 31, 2001 and for the period from February 15, 2000 (date of inception) through December 31, 2000:

Operating results:                                   2001               2000
Oil and gas sales                                 $ 4,419,274        $    83,611

Net income (loss)                                 $(1,400,495)       $   129,107

Net income  (loss)per limited and
     general partner interest                     $   (140.05)       $     12.91

At year end:

Total Assets                                      $ 5,422,848        $10,135,563
                                                  ===========        ===========

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

Results of Operations

The following table sets forth certain operating data for the year ended December 31, 2001 and the period from February 15, 2000 (date of inception) through December 31, 2000.

                                                            2001          2000
Production:
   Natural gas (MMcf)                                       1,141             9
   Oil (MBbl)                                                   8            .2
   Natural gas equivalent (MMcfe)                           1,188            10
   % Natural gas                                               96%           90%

Average sales price per unit
   Natural gas (per Mcf)                                $    3.71      $   8.58
   Oil (per Bbl)                                            24.55         27.66
   Natural gas equivalent (per Mcfe)                         3.72          8.01

Cost and expenses per Mcfe:
   Lease operating                                      $     .22      $    .09
   Production taxes                                           .28           .63
   Administrative and general                                 .13           .06
   Depreciation, depletion and amortization                  1.55          2.71

Note: The Partnership was formed during the year 2000 and began drilling oil and gas wells. The majority of the wells were not drilled or completed until 2001 which accounts for the substantial increase in sales and production volumes during the year ended December 31, 2001.

Year ended December 31, 2001 compared to the period from February 15, 2000 (date of inception) through December 31, 2000

Oil and natural gas sales. Oil and natural gas sales increased to $4,419,274 in 2001 from $83,611 in 2000 due to additional wells being drilled and completed by the Partnership during 2001, which resulted in a substantial increase in sales revenues and production volumes. Production volumes increased to 1,141,023 Mcf of gas in

2001 from 8,944 Mcf in 2000, while oil volumes increase to 7,826 Bbls in 2001 from 249 Bbls in 2000.

Interest income. Interest income decreased from $81,924 in 2000 to $ 47,646 in 2001 due to expenditures for the drilling of oil and gas wells, which resulted in a decrease of capital available for investments.

Lease operating expense and production taxes. Lease operating expense increased from $929 in 2000 to $265,560 in 2001. Production taxes increased from $6,546 in 2000 to $333,883 in 2001. These expenses increased as additional wells were drilled and completed in 2001.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased from $28,285 in 2000 to $1,846,113 in 2001 as additional wells were drilled and producing and therefore depleting their reserves.

Cost ceiling write-down. A cost ceiling write-down of $3,271,996 was recorded in 2001 primarily due to a decrease in the year end price of an Mcf of natural gas from $9.13 in 2000 to $2.27 in 2001.

Liquidity and capital resources

Net cash decreased by $1,894,661 during the year ended December 31, 2001. These funds were utilized primarily for drilling and completion costs. Capital requirements in the future are expected to be paid with the initial partners' capital. Management believes that funds are sufficient to complete the wells for which funds have been committed. Under certain circumstances, as provided in the Registrant's Partnership Agreement, the Registrant may use revenues and/or borrow monies, either through a financial institution or through an affiliate of MD, to fund additional capital requirements.

Critical Accounting Policies

The Registrant follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. Oil and gas properties are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

Significant estimates inherent in the Registrants financial statements include the estimate of oil and gas reserves as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure in future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion and amortization, and the ceiling test for the Registrants oil and gas properties.

All financing activities of the Registrant are reported in the financial statements. The Registrant does not engage in any off-balance sheet financing arrangements.

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

                            Age as of
                           December 31,
Name                          2001              Position
----                       ------------         --------
Curtis W. Mewbourne            66               President and Director

J. Roe Buckley                 39               Vice President and Chief
                                                Financial Officer

Alan Clark                     49               Treasurer


Michael F. Shepard             55               Secretary and General
                                                Counsel

Dorothy M. Cuenod              41               Assistant Secretary
                                                and Director

Ruth M. Buckley                40               Assistant Secretary
                                                and Director

Julie M. Greene                38               Assistant Secretary
                                                and Director

         CURTIS W. MEWBOURNE, age 66, formed Mewbourne Holdings in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, MOC and MD. He has operated as an independent oil and gas producer for the past 37 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy
M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

         J. ROE BUCKLEY, age 39, joined Mewbourne Holdings in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by MBank Dallas from 1985-1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

         ALAN CLARK, age 49, joined Mewbourne Oil Company in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with Mewbourne Oil Company prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

         MICHAEL F. SHEPARD, age 55, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received the B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

         DOROTHY MEWBOURNE CUENOD, age 41, received a B.A. Degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

         RUTH MEWBOURNE BUCKLEY, age 40, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

         JULIE MEWBOURNE GREENE, age 38, received a B.A. in Business Administration from the University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis
W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Beneficial owners of more than five percent

                   Name of          Amount & Nature    Percent
                  Beneficial         of Beneficial       of
Title of Class      Owner                Owner          Class
--------------    ----------        ---------------    -------
    None             None                 N/A            N/A

(b)  Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, MD, has the exclusive right and full authority to manage, control and administer the Registrant's business. Under the Registrant's Partnership Agreement, limited and general partners holding a majority of the outstanding limited and general partnership interests have the right to take certain actions, including the removal of the managing general partner. The Registrant is not aware of any current arrangement or activity that may lead to such removal.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with MD and its affiliates

Pursuant to the Registrant's Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the year ended December 31, 2001 and for the period February 15, 2000 (date of inception) through December 31, 2000:

                                                2001         2000
         Payment of well charges
         and supervision charges in
         accordance with standard
         industry operating agreements        $755,227      $77,393

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

                  The following are filed as part of this annual report:

                           Report of Independent Accountants

                           Balance sheets as of December 31, 2001 and 2000

                           Statements of income (loss) for the year ended
                  December 31, 2001 and for the period from February 15, 2000 (date of inception) through December 31, 2000

                           Statements of changes in partners' capital for the
                  year ended December 31, 2001 and for the period from February 15, 2000 (date of inception)through December 31, 2000

                           Statements of cash flows for the year ended
                  December 31, 2001 and for the period from February 15, 2000 (date of inception)through December 31, 2000

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


                                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                                      By:  Mewbourne Development Corporation
                                               Managing General Partner


                                      By:      /s/ Curtis W. Mewbourne
                                               ---------------------------------
                                               Curtis W. Mewbourne
                                               President and Director
                                               (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Curtis W. Mewbourne             President/Director        March 27, 2002
----------------------------
Curtis W. Mewbourne

/s/ J. Roe Buckley                  Vice President/Chief      March 27, 2002
----------------------------        Financial Officer
J. Roe Buckley

/s/ Alan Clark                      Treasurer                 March 27, 2002
----------------------------
Alan Clark

/s/ Dorothy M. Cuenod               Director                  March 27, 2002
----------------------------
Dorothy M. Cuenod

/s/ Ruth M. Buckley                 Director                  March 27, 2002
----------------------------
Ruth M. Buckley

/s/ Julie M. Greene                 Director                  March 27, 2002
----------------------------
Julie M. Greene


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

No annual report or proxy material has been sent to the Registrant's security holders.

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                              FINANCIAL STATEMENTS

                     WITH REPORT OF INDEPENDENT ACCOUNTANTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001
                    AND FOR THE PERIOD FROM FEBRUARY 15, 2000
                  (DATE OF INCEPTION)THROUGH DECEMBER 31, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Mewbourne Energy Partners 00-A, L.P.
and to the Board of Directors of
Mewbourne Development Corporation:

In our opinion, the accompanying balance sheets and the related statements of income (loss), changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 00-A, L.P. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and the period from February 15, 2000 (date of inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


    Dallas, Texas
    March 25, 2002

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.



                                 BALANCE SHEETS
                     December 31, 2001 and December 31, 2000


                                                     2001              2000
ASSETS

Cash and cash equivalents                        $    678,281      $  2,572,942
Prepaid well cost                                           0            14,951
Accounts receivable, affiliate                        335,986            83,611
Oil and gas properties at cost,
   full cost method                                 9,554,975         7,492,434
Less accumulated depreciation,
   depletion and amortization                      (5,146,394)          (28,285)
                                                 ------------      ------------
                                                    4,408,581         7,464,149

    Total assets                                 $  5,422,848      $ 10,135,653
                                                 ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                      $     24,236      $      6,546
                                                 ------------      ------------

Partners' capital
   General partners                                 5,138,399         9,640,884
   Limited partners                                   260,213           488,223
                                                 ------------      ------------
    Total partners' capital                         5,398,612        10,129,107
                                                 ------------      ------------

Total liabilities and partners' capital          $  5,422,848      $ 10,135,653
                                                 ============      ============


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                           STATEMENTS OF INCOME (LOSS)
                    For the year ended December 31, 2001 and
              the period from February 15,2000 (date of inception)
                            through December 31, 2000

                                                         2001           2000
Revenues:

Oil and gas sales                                     $ 4,419,274    $    83,611
Interest income                                            47,646         81,924
                                                      -----------    -----------
                                                        4,466,920        165,535


Expenses:

Lease operating expense                                   265,560            929
Production taxes                                          333,883          6,546
Administrative and general expense                        149,863            668
Depreciation, depletion and amortization                1,846,113         28,285
Cost ceiling write-down                                 3,271,996              0
                                                      -----------    -----------
                                                        5,867,415         36,428


Net income (loss)                                     $(1,400,495)   $   129,107
                                                      ===========    ===========


Allocation of net income (loss):

General partners                                      $(1,332,991)   $   122,884
                                                      ===========    ===========
Limited partners                                      $   (67,504)   $     6,223
                                                      ===========    ===========

Basic and diluted net income (loss) per limited and
  general partner interest (10,000 outstanding)       $   (140.05)   $     12.91
                                                      ===========    ===========



                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                            STATEMENTS OF CHANGES IN
                         PARTNERS' CAPITAL For the year
                           ended December 31, 2001 and
              the period from February 15,2000 (date of inception)
                            through December 31, 2000




                                      General        Limited
                                     Partners        Partners          Total
Balance at February 15, 2000
   (date of inception)             $          0    $          0    $          0
Contributions                         9,518,000         482,000      10,000,000
Net income                              122,884           6,223         129,107
                                   ------------    ------------    ------------
Balance at December 31, 2000          9,640,884         488,223      10,129,107
                                   ------------    ------------    ------------

Cash distributions                   (3,169,494)       (160,506)     (3,330,000)
Net loss                             (1,332,991)        (67,504)     (1,400,495)
                                   ------------    ------------    ------------
Balance at December 31, 2001       $  5,138,399    $    260,213    $  5,398,612
                                   ============    ============    ============



                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.



                            STATEMENTS OF CASH FLOWS
                    For the year ended December 31, 2001 and
              the period from February 15, 2000 (date of inception)
                            through December 31, 2000


                                                              2001            2000
Cash flows from financing activities:
   Net income (loss)                                       $ (1,400,495)   $    129,107
   Adjustment to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation, depletion and amortization               1,846,113          28,285
       Cost ceiling write-down                                3,271,996               0
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                       (252,375)        (83,611)
         Accounts payable, affiliate                             17,690           6,546
                                                           ------------    ------------
     Net cash provided by operating activities                3,482,929          80,327
                                                           ------------    ------------

Cash flows from investing activities:
   Purchase of oil and gas properties                        (2,047,590)     (7,492,434)
   Prepaid well cost                                                  0         (14,951)
                                                           ------------    ------------
     Net cash used in investing activities                   (2,047,590)     (7,507,385)
                                                           ------------    ------------

Cash flows from financing activities:
   Capital contributions from partners                                0      10,000,000
   Cash distributions to partners                            (3,330,000)              0
                                                           ------------    ------------
     Net cash provided by (used in) financing activities     (3,330,000)     10,000,000
                                                           ------------    ------------

Net increase (decrease) in cash                              (1,894,661)      2,572,942

Cash, beginning of period                                     2,572,942               0
                                                           ------------    ------------

Cash, end of period                                        $    678,281    $  2,572,942
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

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.
                          NOTES TO FINANCIAL STATEMENTS


1.       Significant Accounting Policies:

         Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 00-A, L.P., (the "Partnership"), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, New Mexico and Kansas, was organized on February 15, 2000. The offering of limited and general partnership interests began May 5, 2000 as a part of an offering registered under the name Mewbourne Energy Partners 99-00 Drilling Programs, (the "Program"), and concluded October 31, 2000, with total investor contributions of $10,000,000.

The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2000, approximately $5.2 million of capitalized costs were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. A cost ceiling write-down of $3,271,996 was recorded for the year ended December 31, 2001.

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

         Cash and cash equivalents

The Partnership considers all highly liquid investments, those with original maturities of three months or less at the date of acquisition, to be cash equivalents.

The Partnership maintains all its cash in one financial institution.

         Oil and Gas Sales

The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2001, no material gas imbalances between the Partnership and other working interest owners existed.

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

Reimbursement to MOC for supervision and other operator charges totaled $755,227 and $77,393 for the year ended December 31, 2001 and the period from February 15, 2000 (date of inception) through December 31, 2000, respectively. Services and operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership's gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $149,863 and $668 was allocated to the Partnership during the year ended December 31, 2001 and the period from February 15, 2000 (date of inception) through December 31, 2000, respectively.

The Partnership participates in oil and gas activities through an income tax partnership, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

                                                         Partnership       MD
                                                         -----------     -------
Revenues:
      Proceeds from disposition of depreciable and
        depletable properties                                 60%          40%
      All other revenues                                      60%          40%

Costs and expenses:
      Organization and offering costs (1)                      0%         100%
      Lease acquisition costs (1)                              0%         100%
      Tangible and intangible drilling costs (1)             100%           0%
      Operating costs, reporting and legal
        expenses, general and administrative
        expenses and all other costs                          60%          40%

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

3. Reconciliation of Net Income (Loss) Per Statements of Income (Loss) With Net Income (Loss) Per Federal Income Tax Return:

The following is a reconciliation of net income (loss) per statements of income
(loss) with the net income (loss) per federal income tax return for the year ended December 31, 2001 and the period from February 15, 2000 (date of inception) through December 31, 2000:

                                                              2001           2000
Net income (loss)per statement of income (loss)            $(1,400,495)   $   129,107

Intangible development costs capitalized for
  financial reporting purposes and expensed
  for tax reporting purposes                                (1,261,864)    (6,908,012)
Dry hole costs capitalized for financial reporting
  purposes and expensed for tax reporting purposes            (124,459)             0
Depreciation, depletion and amortization for financial
  reporting purposes over amounts for tax reporting
  purposes                                                   1,632,066         11,669
Cost ceiling write-down for financial reporting purposes     3,271,996              0
Gain on sale of oil and gas equipment recognized for
  tax purposes                                                  10,081              0
Other                                                           43,987              0
                                                           -----------    -----------
Net income (loss) per federal income tax return before
  tentative tax depletion                                  $ 2,171,312    $(6,767,236)
                                                           ===========    ===========

The Partnership's financial reporting bases of its net assets exceeded the tax bases of its net assets by $3,324,536 and $6,896,343 at December 31, 2001 and 2000 respectively.

4.       Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations. This statement changes financial accounting and reporting for obligations associated with the retirement and disposal of long-lived assets and the associated asset retirement costs and is effective for the Partnership beginning January 1, 2003. The Partnership is currently evaluating the effect of adopting FAS 143.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement changes financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Partnership beginning January 1, 2002. The Partnership does not expect the adoption of Fas 144 to have a material impact on the financial statements.

5.       Oil and Natural Gas Exploration and Production Activities (Unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, "Disclosures about Oil an Gas Producing Activities".

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the year ended December 31, 2001 and the period from February 15, 2000 (date of inception) through December 31, 2000 are as follows:

                                                     2001             2000
Costs incurred for the year:

     Development                                   $2,062,541        $7,492,434
                                                   ==========        ==========

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the year ended December 31, 2001 and the period from February 15, 2000 (date of inception) through December 31, 2000 are as follows:

                                                         2001           2000
Cost of oil and natural gas properties at year end:

     Producing assets-Proved properties               $ 9,554,975    $ 2,337,635
   Incomplete construction-Unproved properties                  0      5,154,799
                                                      -----------    -----------
     Total capitalized cost                             9,554,975      7,492,434
     Accumulated depletion                             (5,146,394)       (28,285)
                                                      -----------    -----------
       Net capitalized costs                          $ 4,408,581    $ 7,464,149
                                                      ===========    ===========

Delpetion, depreciation and amortization per Mcf of gas was $1.55 and $2.71 for the year ended December 31, 2001 and for the period from February 15, 2000 (date of inception) through December 31, 2000, respectively.

6.       Preliminary Oil and Gas Information (Unaudited):

Although certain wells had been drilled, completed and began producing in December 2000, a majority of the wells were drilled and completed subsequent to December 31, 2000.

         Estimated Net Quantities of Proved Oil and Gas Reserves

         Proved reserve quantities were based on estimates prepared by MOC engineers in accordance with guidelines established by the Securities and Exchange Commission. The Partnership considers such estimates to be reasonable, however, due to inherent uncertainties and the limited nature of reservoir data, estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2000. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

  Proved Reserves:

                                                        Crude Oil          Natural Gas
                                                      and Condensate       (Thousands
                                                       (bbls of Oil)      of Cubic Feet)
                                                      ---------------    ---------------

   Balance at February 15, 2000 (date of inception)                 0                  0
   Extension, discoveries and other additions                  33,000            661,000
   Production                                                      (0)            (9,000)
                                                      ---------------    ---------------
   Balance at December 31, 2000 (1)                            33,000            652,000
   Revisions to previous estimates                            (22,000)          (250,000)
   Extension, discoveries and other additions                  51,000          4,823,000
   Purchase of minerals in place                                    0              5,000
   Production                                                  (8,000)        (1,141,000)
                                                      ---------------    ---------------
Balance at December 31, 2001 (1)                               54,000          4,089,000
                                                      ===============    ===============

         (1) All of these reserves are categorized as proved developed as of December 31, 2001.

         Standardized Measure of Discounted Future Net Cash Flows:

For the year ended December 31, 2001 and the period from February 15, 2000 (date of inception) through December 31, 2000

The Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" (SFAS No. 69). In computing this data, assumptions other than those mandated by SFAS No. 69 could produce substantially different results. The Partnership cautions against viewing this information as a forecast of future economic conditions or revenues.

The standardized measure has been prepared assuming year-end selling prices, year end development and production cost and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Significant Accounting Policies -- Income Taxes in Note 1 to the Financial Statements.) The year-end prices were $25.80 per barrel of oil and $9.13 per MCF of gas as of December 31, 2000, and $17.52 per barrel of oil and $2.27 per MCF of gas as of December 31, 2001.

                                               2001           2000
         Future cash inflows               $ 9,866,225    $ 6,801,005
         Future production cost             (3,305,701)    (1,039,907)
         Future development cost              (306,238)             0
                                           -----------    -----------
         Future net cash flows               6,254,286      5,761,098
                  Discount at 10 percent    (1,845,705)    (1,221,107
                                           -----------    -----------
         Standardized measure              $ 4,408,581    $ 4,539,991
                                           ===========    ===========

Summary of Changes in the Standardized Measure

                                                            2001           2000
Balance, beginning of period                            $ 4,539,991    $         0
Changes in value of previous years reserves due to:
  Sale of oil and gas production, net of related cost    (3,819,831)       (83,611)
  Extension, discoveries and improved recovery, less
         related cost                                     5,837,247      4,456,380
    Accretion of discount                                   453,999              0
    Change in estimated development cost                   (306,238)             0
    Revisions of previous estimates                        (852,069)             0
    Net change in price                                  (1,332,690)             0
  Timing and other                                         (111,828)             0
                                                        -----------    -----------
Balance, end of period                                  $ 4,408,581    $ 4,539,991
                                                        ===========    ===========

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                                INDEX TO EXHIBITS


The following documents are incorporated by reference in response to Item
14(a)3.

Exhibit No.                  Description
   3.1            Form of Certificate of Limited Partnership
                  filed as Exhibit 3.1 to Registration
                  Statement on Form S-1, File No. 333-76911
                  and incorporate herein by reference)

   3.2            Form of Certificate of Amendment of the
                  Certificate of Limited Partnership
                  (filed as Exhibit 3.2 to Registration
                  Statement on Form S-1, File No. 333-76911 and incorporated herein by reference)

   4.1            Form of Agreement of Partnership
                  (filed as Exhibit 4.1 to Registration
                  Statement on Form S-1, File No. 333-76911 and incorporated herein by reference)

   4.1.2 Amendment to Agreement of Partnership (filed as Exhibit 4.1.2 to Form 10-K, filed
                  March 2001)

   4.1.3          Amendment to and Reststed Agreement of
                  Partnership (filed herein)

   10.1           Form of Drilling Program Agreement
                  (filed as Exhibit 10.1 to Registration
                  Statement on Form S-1, File No. 333-76911 and incorporated herein by reference)

   10.3           Form of Operating Agreement (filed as Exhibit
                  10.3 to Registration Statement on Form S-1,
                  File No. 333-76911 and incorporated herein by reference)