Form 10-Q
period 2002-03-31
MEWBOURNE ENERGY PARTNERS 00-A LP
filed 2002-05-13
CIK 1084918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to
                                       --------  --------

                          Commission File No. 333-76911

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.


         Delaware                          75-2866283
-------------------------              ------------------
(State or jurisdiction of               (I.R.S. Employer
incorporation or organization)        Identification Number)

3901 South Broadway, Tyler, Texas                75701
-------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

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

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.



                                      INDEX


Part I - Financial Information                                                 Page No.

  Item 1. Financial Statements

            Balance Sheets -                                                       3
                  March 31, 2002 and December 31, 2001

            Statements of Income -                                                 4
                  For the three months ended March 31, 2002
                  and March 31, 2001

            Statements of Cash Flows -                                             5
                  For the three months ended March 31, 2002 and
                  March 31, 2001

            Statement of Changes In Partners' Capital -                            6
                  For the three months ended March 31, 2002 and
                  March 31, 2001

            Notes to Financial Statements                                          7

  Item 2. Managements' Discussion and Analysis of Financial
                  Condition and Results of Operations                              9

Part II - Other Information

  Item 1.  Legal Proceedings                                                      10

  Item 6.  Exhibits and Reports on Form 8-K                                       10

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                         Part I - Financial Information

Item 1.  Financial Statements


                                 BALANCE SHEETS



                                                   March 31,            December 31,
                                                     2002                   2001
                                                 ------------           ------------
                                                 (Unaudited)

ASSETS

Cash                                             $    471,908           $    678,281
                                                 ------------           ------------

Accounts receivable, affiliate                        178,460                335,986
                                                 ------------           ------------
Oil and gas properties at cost,
   full cost method                                 9,579,190              9,554,975
Less accumulated depreciation,
   depletion and amortization                      (5,309,846)            (5,146,394)
                                                 ------------           ------------
                                                    4,269,344              4,408,581

    Total assets                                 $  4,919,712           $  5,422,848
                                                 ============           ============



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                      $     13,039           $     24,236
                                                 ------------           ------------

Partners' capital
   General partners                                 4,670,172              5,138,399
   Limited partners                                   236,501                260,213
                                                 ------------           ------------
    Total partners' capital                         4,906,673              5,398,612
                                                 ------------           ------------

Total liabilities and partners' capital          $  4,919,712           $  5,422,848
                                                 ============           ============


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                              STATEMENTS OF INCOME



                                                                    Three Months Ended
                                                                          March 31,
                                                            ----------------------------------
                                                                2002                  2001
                                                            ------------          ------------
                                                                        (Unaudited)
Revenues:

Oil and gas sales                                           $    333,923          $  1,124,618
Interest income                                                    2,208                27,192
                                                            ------------          ------------
                                                                 336,131             1,151,810
                                                            ------------          ------------

Expenses:

Lease operating and production taxes                             125,001               137,397
Administrative and general expense                                23,622                 5,021
Depreciation, depletion and amortization                         163,452               326,512
                                                            ------------          ------------

                                                                 312,075               468,930
                                                            ------------          ------------
Net Income                                                  $     24,056          $    682,880
                                                            ============          ============


Allocation of net income:

General partners                                            $     22,897          $    649,965
                                                            ============          ============
Limited partners                                            $      1,159          $     32,915
                                                            ============          ============

Basic and diluted net income per limited
 and general partner interest (10,000 outstanding)          $       2.41          $      68.29
                                                            ============          ============



                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.


                             STATEMENT OF CASH FLOWS



                                                                     Three Months Ended
                                                             -----------------------------------
                                                                 2002                   2001
                                                             ------------           ------------
                                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                                $     24,056           $    682,880
   Adjustment to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                   163,452                326,512
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                          157,526               (687,688)
         Accounts payable, affiliate                              (11,197)             1,035,119
                                                             ------------           ------------
     Net cash provided by operating activities                    333,837              1,356,823
                                                             ------------           ------------

Cash flows from investing activities:
   Purchase of oil and gas properties                             (24,215)            (1,940,615)
                                                             ------------           ------------

     Net cash used in investing activities                        (24,215)            (1,940,615)
                                                             ------------           ------------

Cash flows from financing activities:
   Cash distributions to partners                                (515,995)              (150,000)
                                                             ------------           ------------
     Net cash used in financing activities                       (515,995)              (150,000)
                                                             ------------           ------------

Net decrease in cash                                             (206,373)              (733,792)

Cash, beginning of period                                         678,281              2,572,942
                                                             ------------           ------------

Cash, end of period                                          $    471,908           $  1,839,150
                                                             ============           ============




                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                   For the three months ended March 31, 2002
                                  (Unaudited)



                                      General            Limited
                                     Partners            Partners             Total
                                   ------------        ------------        ------------


Balance at December 31, 2001       $  5,138,399        $    260,213        $  5,398,612
Cash distributions                     (491,124)            (24,871)           (515,995)
Net income                               22,897               1,159              24,056
                                   ------------        ------------        ------------
Balance at March 31 2002           $  4,670,172        $    236,501        $  4,906,673
                                   ============        ============        ============





                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.     Accounting Policies

Reference is hereby made to the Partnership's Annual Report on Form 10-K for 2001, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

2.     Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 00-A, L.P., (the "Partnership"), a Delaware limited partnership formed on February 15, 2000, is engaged primarily in oil and gas development and production in Texas, Oklahoma, New Mexico and Kansas. The offering of limited and general partnership interests began May 5, 2000 as a part of an offering registered under the name Mewbourne Energy Partners 99-00 Drilling Programs and concluded October 31, 2000, with total investor contributions of $10,000,000.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2002, substantially all capitalized costs were subject to amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

3.     Comprehensive Income

Total comprehensive income (loss) equals net income (loss) during each of the periods presented herein.


4.     Recently Issued Accounting Standards

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement changes financial accounting and reporting for the impairment or disposal of long-lived assets and was effective for the Partnership beginning January 1, 2002. The adoption of FAS 144 did not have a material impact on the Partnership.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 00-A, L.P. (the "Partnership") was formed February 15, 2000. The offering of limited and general partnership interests began on May 5, 2000 and concluded on October 31, 2000, with investor partner contributions of $10,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At March 31, 2002, 28 wells had been drilled and were productive, 2 wells were drilled and abandoned, and one productive well has subsequently been abandoned.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $637,329 at March 31, 2002.

During the three months ended March 31, 2002,the Partnership made cash distributions to the investor partners in the amount of $515,995 as compared to $150,000 for the three months ended March 31, 2001. The Partnership expects that cash distributions will continue during the remainder of 2002 as additional oil and gas revenues are received.

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


Results of Operations

Three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

Oil and gas revenues. Oil and gas revenues during the three months ended
March 31, 2002 totaled $333,923. Production volumes during the period were approximately 960 bbls of oil and 154,196 mcf of gas at a corresponding average realized price of $17.94 per bbl of oil and $2.05 per mcf of gas. Oil and gas revenues for the three months ended March 31, 2001 totaled $1,124,618. Production Volumes during the period were approximately 2,239 bbls of oil and 160,544 mcf of gas at a corresponding average realized price of $27.89 per bbl of oil and $6.62 per mcf of gas. The decrease is primarily due to the decrease in the price of gas coupled by a decrease in production.

Interest Income. Interest income was $2,208 during the three month period ended March 31, 2002 as compared to $27,192 during the three months ended March 31, 2001. The decrease is primarily due to the decrease in capital available for investment.

Lease operations and production taxes. Lease operations and production tax during the period ended March 31, 2002 totaled $125,001 compared to $137,397 at March 31, 2001.


Depreciation, depletion and amortization. Depreciation, depletion and amortization was $163,452 for the three month period ended March 31, 2002 compared to $326,512 for the three month period ended March 31, 2001. The decrease is primarily due to the $3,271,996 cost ceiling write-down recorded in 2001.

During the period January 1, 2002 through March 31, 2002, the Partnership made cash distributions to the investor partners in the amount of $515,995 as compared to $150,000 for the three months ended March 31, 2001. The Partnership expects that cash distributions will increase during 2002 as additional oil and gas revenues are received.

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


In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement changes financial accounting and reporting for the impairment or disposal of long-lived assets and was effective for the Partnership beginning January 1, 2002. The adoption of FAS144 did not have a material impact on the Partnership.










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


                                   MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                                   By: Mewbourne Development Corporation
                                       Managing General Partner




Date: May 12, 2002                 By: /s/ Alan Clark
                                      ---------------------------------
                                       Alan Clark, Treasurer