Form 10-Q
period 2002-06-30
MEWBOURNE ENERGY PARTNERS 00-A LP
filed 2002-08-13
CIK 1084918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                                        or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from        to
                                   --------  --------

                          Commission File No. 333-76911

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.


         Delaware                                               75-2866283
------------------------------                           ----------------------
(State or jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                           Identification Number)

3901 South Broadway, Tyler, Texas                                75701
----------------------------------------                      ----------
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

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.



                                      INDEX


Part I - Financial Information                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets -                                          3
              June 30, 2002 and December 31, 2001

           Statements of Income -                                    4
              For the three months ended June 30, 2002 and 2001
              For the six months ended June 30, 2002 and 2001

           Statements of Cash Flows -                                5
              For the six months ended June 30, 2002 and 2001

           Statement of Changes In Partners' Capital -               6
              For the six months ended June 30, 2002

           Notes to Financial Statements                             7

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       9

Part II - Other Information

  Item 1.  Legal Proceedings                                         11

  Item 6.  Exhibits and Reports on Form 8-K                          11

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                         Part I - Financial Information

Item 1.  Financial Statements


                                 BALANCE SHEETS
                       June 30, 2002 and December 31, 2001

                                             June 30,       December 31,
                                              2002             2001
                                          -------------    -------------
                                           (Unaudited)
ASSETS

Cash                                      $     282,615    $     678,281
                                          -------------    -------------

Accounts receivable, affiliate                  395,553          335,986
                                          -------------    -------------
Oil and gas properties at cost,
   full cost method                           9,654,942        9,554,975
Less accumulated depreciation,
   depletion and amortization                (5,490,206)      (5,146,394)
                                          -------------    -------------
                                              4,164,736        4,408,581
                                          -------------    -------------

    Total assets                          $   4,842,904    $   5,422,848
                                          =============    =============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate               $      30,590    $      24,236
                                          -------------    -------------

Partners' capital
   General partners                           4,580,361        5,138,399
   Limited partners                             231,953          260,213
                                          -------------    -------------
    Total partners' capital                   4,812,314        5,398,612
                                          -------------    -------------

Total liabilities and partners' capital   $   4,842,904    $   5,422,848
                                          =============    =============


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                              STATEMENTS OF INCOME
              For the three months end June 30, 2002 and 2001, and
                  the six months ended June 30, 2002 and 2001
                                   (Unaudited)


                                                      Three Months Ended        Six Months Ended
                                                           June 30,                  June 30,
                                                   -----------------------   -----------------------
                                                      2002         2001         2002         2001
                                                   ----------   ----------   ----------   ----------
Revenues:

Oil and gas sales                                  $  545,929   $2,070,872   $  879,852   $3,195,490
Interest income                                         1,306       12,535        3,514       39,727
                                                   ----------   ----------   ----------   ----------
                                                      547,235    2,083,407      883,366    3,235,217
                                                   ----------   ----------   ----------   ----------


Expenses:

Lease operating expense                               123,504       67,143      224,004      116,113
Production taxes                                       41,616      155,558       66,117      243,985
Administrative and general expense                     16,114       45,866       39,736       50,887
Depreciation, depletion and amortization              180,360      719,744      343,812    1,046,256
                                                   ----------   ----------   ----------   ----------
                                                      361,594      988,311      673,669    1,457,241
                                                   ----------   ----------   ----------   ----------

Net income                                         $  185,641   $1,095,096   $  209,697   $1,777,976
                                                   ==========   ==========   ==========   ==========


Allocation of net income:

General partners                                   $  176,693   $1,042,312   $  199,590   $1,692,278
                                                   ==========   ==========   ==========   ==========
Limited partners                                   $    8,948   $   52,784   $   10,107   $   85,698
                                                   ==========   ==========   ==========   ==========

Basic and diluted net income per limited and
 general partner interest (10,000 outstanding)     $    18.56   $   109.51   $    20.97   $   177.80
                                                   ==========   ==========   ==========   ==========


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.


                            STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2002 and 2001
                                   (Unaudited)


                                                          2002           2001
                                                      -----------    -----------
Cash flows from financing activities:
   Net income                                         $   209,697    $ 1,777,976
   Adjustment to reconcile net income to net cash
     provided by operating activities:
       Depreciation depletion and amortization            343,812      1,046,256
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                  (59,567)    (1,195,820)
         Accounts payable, affiliate                        6,354         89,673
                                                      -----------    -----------

     Net cash provided by operating activities            500,296      1,718,085
                                                      -----------    -----------

Cash flows from investing activities:
   Purchase of oil and gas properties                     (99,967)    (1,747,312)
                                                      -----------    -----------

     Net cash used in investing activities                (99,967)    (1,747,312)
                                                      -----------    -----------

Cash flows from financing activities:
   Cash distributions to partners                        (795,995)    (1,175,000)
                                                      -----------    -----------

     Net cash used in financing activities               (795,995)    (1,175,000)
                                                      -----------    -----------

Net decrease in cash                                     (395,666)    (1,204,227)

Cash, beginning of period                                 678,281      2,572,942
                                                      -----------    -----------

Cash, end of period                                   $   282,615    $ 1,368,715
                                                      ===========    ===========




                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                      For the six months ended June 30,2002
                                   (Unaudited)


                                   General            Limited
                                   Partners           Partners             Total
                               ---------------    ---------------    ---------------
Balance at December 31, 2001   $     5,138,399    $       260,213    $     5,398,612
Cash distributions                    (757,628)           (38,367)          (795,995)
Net income                             199,590             10,107            209,697
                               ---------------    ---------------    ---------------
Balance at June 30, 2002       $     4,580,361    $       231,953    $     4,812,314
                               ===============    ===============    ===============



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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2002, substantially all capitalized costs were subject to amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for the Partnership beginning January 1, 2003. The Partnership is currently evaluating the effect of adopting FAS 146.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 00-A, L.P. (the "Partnership") was formed February 15, 2000. The offering of limited and general partnership interests began on May 5, 2000 and concluded on October 31, 2000, with investor partner contributions of $10,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At June 30, 2002, 28 wells had been drilled and were productive and 3 wells were drilled and abandoned.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $647,578 at June 30, 2002.

During the six months ended June 30, 2002, the Partnership made cash distributions to the investor partners in the amount of $795,995 as compared to $1,175,000 for the six months ended June 30, 2001. The Partnership expects that cash distributions will continue during the remainder of 2002 as additional oil and gas revenues are received.

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

Results of Operations

Three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Oil and gas revenues. Oil and gas revenues during the three months ended June 30, 2002 totaled $545,929. Production volumes during the period were approximately 732 bbls of oil and 164,891 mcf of gas at a corresponding average realized price of $25.86 per bbl of oil and $3.20 per mcf of gas. Oil and gas revenues for the three months ended June 30, 2001 totaled $2,070,872. Production Volumes during the period were approximately 2,206 bbls of oil and 442,138 mcf of gas at a corresponding average realized price of $24.91 per bbl of oil and $4.56 per mcf of gas. Oil and Gas revenues declined primarily due to one well located in western Oklahoma. The well began producing at a high rate of production and rapidly declined. The production has now stabilized therefore, future oil and gas revenues should remain stable subject to normal declines and price variations. A decrease in the price of gas also contributed significantly to the decline in oil and gas revenues.

Interest Income. Interest income was $1,306 during the three month period ended June 30, 2002 as compared to $12,535 during the three months ended June 30, 2001. The decrease is primarily due to the decrease in capital available for investment.

Lease operating expense and production taxes. Lease operating expense during the period ended June 30, 2002 totaled $123,504 compared to $67,143 at June 30, 2001. Lease operating expenses increased primarily due to workover operations on two wells, Production taxes during the period ended June 30, 2002 totaled $41,616 compared to $155,558 at June 30, 2001. The decrease is primarily due to the decline in production volumes.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $180,360 for the three month period ended June 30, 2002 compared to $719,744 for the three month period ended June 30, 2001. The decrease is primarily due to the decline in production volumes.

Six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Oil and gas revenues. Oil and gas revenues during the six months ended June 30, 2002 totaled $879,852. Production volumes during the period were approximately 1,693 bbls of oil and 319,088 mcf of gas at a corresponding average realized price of $21.37 per bbl of oil and $2.64 per mcf of gas. Oil and gas revenues for the six months ended June 30, 2001 totaled $3,195,490. Production Volumes during the period were approximately 4,445 bbls of oil and 602,682 mcf of gas at a corresponding average realized price of $26.41 per bbl of oil and $5.11 per mcf of gas. Oil and Gas revenues declined primarily due to one well located in western Oklahoma. The well began producing at a high rate of production and rapidly declined. The production has now stabilized therefore, future oil and gas revenues should remain stable subject to normal declines and price variations. A decrease in the price of gas also contributed significantly to the decline in oil and gas revenues.

Interest Income. Interest income was $3,514 during the six month period ended June 30, 2002 as compared to $39,727 during the six months ended June 30, 2001. The decrease is primarily due to the decrease in capital available for investment.

Lease operating expense and production taxes. Lease operating expense during the six month period ended June 30, 2002 totaled $224,004 compared to $116,113 at June 30, 2001. Lease operating expenses increased primarily due to workover operations on two wells. Production taxes during the six month period ended June 30, 2002 totaled $66,117 compared to $243,985 at June 30, 2001. The decrease is primarily due to the decline in production volumes.

Depreciation, depletion and amortization. Depreciation, depletion and amortization was $343,812 for the six month period ended June 30, 2002 compared to $1,046,256 for the six month period ended June 30, 2001. The decrease is primarily due to the decline in production volumes.

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


In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement changes financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Partnership beginning January 1, 2002. The adoption of FAS 144 will not have a material impact on the Partnership.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for the Partnership beginning January 1, 2003. The Partnership is currently evaluating the effect of adopting FAS 146.


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


                                   MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                                   By: Mewbourne Development Corporation
                                       Managing General Partner




Date: August 12, 2002              By: /s/ Alan Clark
                                      -------------------------------------
                                            Alan Clark, Treasurer