Form 10-Q
period 2002-09-30
MEWBOURNE ENERGY PARTNERS 00-A LP
filed 2002-11-14
CIK 1084918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                              ------     --------

                          Commission File No. 333-76911

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.


         Delaware                          75-2866283
-------------------------              ------------------
(State or jurisdiction of               (I.R.S. Employer
incorporation or organization)        Identification Number)

3901 South Broadway, Tyler, Texas                  75701
-------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

       Registrant's Telephone Number, including area code:(903) 561-2900

                                 Not Applicable
                                ----------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                                      INDEX


Part I --  Financial Information                                   Page No.

  Item 1.  Financial Statements

           Balance Sheets --                                          3
             September 30, 2002 and December 31, 2001

           Statements of Income(loss) --                              4
             For the three and nine months ended
               September 30, 2002 and 2001

           Statements of Cash Flows -                                 5
             For the nine months ended September 30, 2002 and 2001


           Statement of Changes In Partners' Capital -                6
             For the nine months ended September 30, 2002

           Notes to Financial Statements                              7

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       9

  Item 4.  Disclosure Controls and Procedures                        11

Part II -- Other Information

  Item 1.  Legal Proceedings                                         11

  Item 6.  Exhibits and Reports on Form 8-K                          11

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                         Part I - Financial Information

Item 1.  Financial Statements


                                 BALANCE SHEETS
                    September 30, 2002 and December 31, 2001


                                            September 30,            December 31,
                                                2002                      2001
                                            ---------------          ---------------
                                            (Unaudited)
ASSETS
Cash                                        $       102,110          $       678,281
                                            ---------------          ---------------

Accounts receivable, affiliate                      239,474                  335,986
                                            ---------------          ---------------
Oil and gas properties at cost,
   full cost method                              10,092,480                9,554,975
Less accumulated depreciation,
   depletion and amortization                    (5,642,957)              (5,146,394)
                                            ---------------          ---------------
                                                  4,449,523                4,408,581
                                            ---------------          ---------------
    Total assets                            $     4,791,107          $     5,422,848
                                            ===============          ===============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                 $       247,382          $        24,236
                                            ---------------          ---------------

Partners' capital
   General partners                               4,324,718                5,138,399
   Limited partners                                 219,007                  260,213
                                            ---------------          ---------------
    Total partners' capital                       4,543,725                5,398,612
                                            ---------------          ---------------

Total liabilities and partners' capital     $     4,791,107          $     5,422,848
                                            ===============          ===============


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                          STATEMENTS OF INCOME (LOSS)
                      For the three and nine months ended
                          September 30, 2002 and 2001,
                                   (Unaudited)


                                                       Three Months Ended                         Nine Months Ended
                                                          September 30,                             September 30,
                                                ---------------------------------          ---------------------------------
                                                    2002                 2001                  2002                2001
                                                ------------         ------------          ------------         ------------
Revenues:

Oil and gas sales                                $  340,617         $   842,577           $  1,220,469          $  4,038,067
Interest income                                       1,044               6,236                  4,558                45,963
                                                 ----------         -----------           ------------          -----------
                                                    341,661             848,813              1,225,027             4,084,030
                                                 ----------         -----------           ------------          ------------

Expenses:

Lease operating expense                              53,136              74,581                277,140               190,694
Production taxes                                     26,550              62,732                 92,667               306,717
Administrative and general expense                   17,813              63,032                 57,549               113,919
Depreciation, depletion and amortization            152,751             512,226                496,563             1,558,482
Cost ceiling write-down                                   0           2,294,594                      0             2,294,594
                                                 ----------         -----------           -----------           ------------
                                                    250,250           3,007,165                923,919             4,464,406
                                                 ----------         -----------           ------------          ------------

Net income(loss)                                 $   91,411        $ (2,158,352)          $    301,108          $   (380,376)
                                                 ==========        ============           ============          ============


Allocation of net income(loss):

General partners                                 $   87,005        $ (2,054,320)          $    286,595          $   (362,042)
                                                 ==========        ============           ============          ============
Limited partners                                 $    4,406        $   (104,032)          $     14,513          $    (18,334)
                                                 ==========        ============           ============          ============

Basic and diluted net income(loss) per
limited and general partner interest
(10,000 outstanding)                             $     9.14        $    (215.84)          $      30.11          $     (38.04)
                                                 ==========        ============           ============          ============



                      The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                            STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                                  2002 and 2001
                                   (Unaudited)

                                                                    2002                     2001
                                                                --------------          --------------

Cash flows from operating activities:
   Net income(loss)                                             $      301,108          $     (380,376)
   Adjustment to reconcile net income(loss) to net cash
     provided by operating activities:
       Depreciation depletion and amortization                         496,563               1,558,482
       Cost ceiling write-down                                               0               2,294,594
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                                96,512              (1,244,620)
         Accounts payable, affiliate                                   223,146                  44,062
                                                                --------------          --------------

     Net cash provided by operating activities                       1,117,329               2,272,142
                                                                --------------          --------------

Cash flows from investing activities:
   Purchase of oil and gas properties                                 (537,505)             (1,945,774)
   Prepaid well costs                                                        0                  14,951
                                                                --------------          --------------

     Net cash used in investing activities                            (537,505)             (1,930,823)
                                                                --------------          --------------

Cash flows from financing activities:
   Cash distributions to partners                                   (1,155,995)             (2,480,000)
                                                                --------------          --------------

     Net cash used in financing activities                          (1,155,995)             (2,480,000)
                                                                --------------          --------------

Net decrease in cash                                                  (576,171)             (2,138,681)

Cash, beginning of period                                              678,281               2,572,942
                                                                --------------          --------------

Cash, end of period                                             $      102,110          $      434,261
                                                                ==============          ==============




                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                    STATEMENT OF CHANGES IN PARTNERS'CAPITAL
                            For the nine months ended
                                September 30,2002
                                   (Unaudited)


                                        General            Limited
                                       Partners            Partners             Total
                                      -----------          ---------          -----------
Balance at December 31, 2001          $ 5,138,399          $ 260,213          $ 5,398,612
Cash distributions                     (1,100,276)           (55,719)          (1,155,995)
Net income                                286,595             14,513              301,108
                                      -----------          ---------          -----------
Balance at September 30, 2002         $ 4,324,718          $ 219,007          $ 4,543,725
                                      ===========          =========          ===========



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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2002 and December 31, 2001, substantially all capitalized costs were subject to amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long- Lived Assets. This statement changes financial accounting and reporting for the impairment or disposal of long-lived assets and was effective for the Partnership beginning January 1, 2002. The adoption of FAS 144 did not have a material impact on the Partnership.

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 32 wells. 30 wells were productive and 2 wells were abandoned. Of the 30 productive wells, 27 were producing and 3 were plugged and abandoned at September 30, 2002.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $94,202 at September 30, 2002.

During the nine months ended September 30, 2002, the Partnership made cash distributions to the investor partners in the amount of $1,155,995 as compared to $2,480,000 for the nine months ended September 30, 2001. The Partnership expects that cash distributions will continue during the remainder of 2002 as additional oil and gas revenues are received.

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

Results of Operations

Three months ended September 30, 2002 as compared to the three months ended September 30, 2001:

Oil and gas revenues. Oil and gas revenues during the three months ended September 30, 2002 totaled $340,617. Production volumes during the period were approximately 721 bbls of oil and 122,820 mcf of gas at a corresponding average realized price of $25.95 per bbl of oil and $2.62 per mcf of gas. Oil and gas revenues for the three months ended September 30, 2001 totaled $842,577. Production volumes during the period were approximately 1,927 bbls of oil and 323,797 mcf of gas at a corresponding average realized price of $24.19 per bbl of oil and $2.46 per mcf of gas. Oil and gas revenues declined primarily due to one well located in western Oklahoma. The well began producing at a high rate of production and rapidly declined. The production rate is beginning to stabilize, therefore, future oil and gas revenues should also begin to stabilize subject to more normal declines and price variations.

Interest Income. Interest income was $1,044 during the three month period ended September 30, 2002 as compared to $6,236 during the three months ended September 30, 2001. The decrease is primarily due to the decrease in capital available for investment.

Lease operating expense and production taxes. Lease operating expense during the period ended September 30, 2002 totaled $53,136 compared to $74,581 at September 30, 2001. Production taxes during the period ended September 30, 2002 totaled $26,550 compared to $62,732 at September 30, 2001. The decrease is primarily due to the decline in production volumes.

Depreciation, depletion and amortization and cost ceiling write-down. Depreciation, depletion and amortization was $152,751 for the three month period ended September 30, 2002 compared to $512,226 for the three month period ended September 30, 2001. The decrease is primarily due to the decline in production volumes. Cost ceiling write-down was $0 for the three month period ended September 30, 2002 compared to $2,294,594 for the three month period ended September 30, 2001.

Administrative and general expense. Administrative and general expense during the period ended September 30, 2002 totaled $17,813 compared to $63,032 at September 30, 2001. The decrease is primarily due to the decline in oil and gas sales.

Nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001:

Oil and gas revenues. Oil and gas revenues during the nine months ended September 30, 2002 totaled $1,220,469. Production volumes during the period were approximately 2,414 bbls of oil and 441,908 mcf of gas at a corresponding average realized price of $22.74 per bbl of oil and $2.64 per mcf of gas. Oil and gas revenues for the nine months ended September 30, 2001 totaled $4,038,067. Production volumes during the period were approximately 6,372 bbls of oil and 926,479 mcf of gas at a corresponding average realized price of $25.74 per bbl of oil and $4.18 per mcf of gas. Oil and gas revenues declined primarily due to one well located in western Oklahoma. The well began producing at a high rate of production and rapidly declined. The production rate is beginning to stabilize, therefore, future oil and gas revenues should also begin to stabilize subject to normal more declines and price variations. A decrease in the price of gas also contributed significantly to the decline in oil and gas revenues.

Interest Income. Interest income was $4,558 during the nine month period ended September 30, 2002 as compared to $45,963 during the nine months ended September 30, 2001. The decrease is primarily due to the decrease in capital available for investment.

Lease operating expense and production taxes. Lease operating expense during the nine month period ended September 30, 2002 totaled $277,140 compared to $190,694 at September 30, 2001. Lease operating expenses increased primarily due to workover operations on two wells. Production taxes during the nine month period ended September 30, 2002 totaled $92,667 compared to $306,717 at September 30, 2001. The decrease is primarily due to the decline in production volumes.

Depreciation, depletion and amortization and cost ceiling write-down. Depreciation, depletion and amortization was $496,563 for the nine month period ended September 30, 2002 compared to $1,558,482 for the nine month period ended September 30, 2001. The decrease is primarily due to the decline in production volumes. Cost ceiling write-down was $0 for the nine month period ended September 30, 2002 compared to $2,294,594 for the nine month period ended September 30, 2001.

Administrative and general expense. Administrative and general expense during the nine months ended September 30, 2002 totaled $57,549 compared to $113,919 at September 30, 2001. The decrease is primarily due to the decline in oil and gas sales.

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


In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long- Lived Assets. This statement changes financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Partnership beginning January 1, 2002. The adoption of FAS 144 did not have a material impact on the Partnership.

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


Item 4. Disclosure Controls and Procedures


Mewbourne Development Corporation ("MDC"), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, MDC's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MDC's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. There have been no significant changes in MDC's internal controls or in other factors which could significantly affect internal controls subsequent to the date MDC carried out its evaluation.


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


                                   MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                                   By: Mewbourne Development Corporation
                                       Managing General Partner




Date: November 12, 2002            By: /s/ Alan Clark
                                      ---------------------------
                                            Alan Clark, Treasurer

CERTIFICATIONS

         I, Curtis W. Mewbourne, Chief Executive Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 00-A, L.P. (the "Registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Mewbourne Energy Partners, 00-A, L.P.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 12, 2002.

                                     /s/   Curtis W. Mewbourne
                                     ------------------------------------------
                                     Curtis W. Mewbourne
                                     Chief Executive Officer
                                     Mewbourne Development Corporation,
                                     Managing General Partner of the Registrant

CERTIFICATIONS

         I, J. Roe Buckley, Chief Financial Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 00-A, L.P. (the "Registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Mewbourne Energy Partners, 00-A, L.P.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 12, 2002.

                                     /s/ J. Roe Buckley
                                     ------------------------------------------
                                     J. Roe Buckley
                                     Chief Financial Officer
                                     Mewbourne Development Corporation,
                                     Managing General Partner of the Registrant