Form 10-K
period 2002-12-31
MEWBOURNE ENERGY PARTNERS 00-A LP
filed 2003-03-28
CIK 1084918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002
                                       or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ----------

                          Commission File No. 333-76911

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.

          Delaware                                         75-2866283
-------------------------------                     -----------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification Number)

3901 South Broadway, Tyler, Texas                              75701
----------------------------------------                    ----------
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

The Registrant has acquired interests in oil and gas prospects for the purpose of development drilling. At December 31, 2002, 30 wells had been drilled and were productive and two wells were drilled and abandoned. Of the 30 productive wells, 27 were producing and 3 were plugged and abandoned at December 31, 2002. The following table summarizes the Registrant's drilling activity for the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000:


                                    2002              2001             2000
                                 -----------      ------------     ------------
                                 Gross   Net      Gross   Net      Gross   Net
                                 -----  ----      -----  -----     -----  -----
Development Wells:
 Oil and natural gas wells         2    .157       22    5.108       6    1.293
 Non-productive wells              0       0        0        0       2     .600

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company ("MOC"), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant's managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 28, 2003, MOC employed 121 persons, many of whom dedicated a part of their time to the conduct of the Registrant's business during the period for which this report is filed.

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

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle and Kansas, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant's participation in the drilling of oil and gas wells. At December 31, 2002, 30 wells had been drilled and were productive and two wells were drilled and abandoned. Of the 30 productive wells, 27 were producing and 3 were plugged and abandoned at December 31, 2002.

Reserve estimates were prepared by Forrest A Garb & Associates, Inc., the Registrant's independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period ended December 31, 2002 covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At March 28, 2003, the Registrant had 10,000 outstanding limited and general partnership interests held of record by 354 subscribers. There is no established public or organized trading market for the limited and general partnership interests.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant's obligations will be distributed to the partners at least quarterly in accordance with the Registrant's Partnership Agreement. Distributions made to limited and general partners during the years ended December 31, 2002 and December 31, 2001, were $1,500,995 and $3,330,000 respectively.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000:

Operating results:                            2002                2001               2000
Oil and gas sales                        $    1,955,985     $    4,419,274      $       83,611

Net income (loss)                        $      679,468     $   (1,400,495)     $      129,107

Net income (loss)per limited and
  general partner interest               $        67.95     $      (140.05)     $        12.91

At year end:

Total Assets                             $    4,692,834     $    5,422,848      $   10,135,563
                                         --------------     --------------      --------------


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

Results of Operations

The following table sets forth certain operating data for the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000:


                                                   2002             2001              2000
Production:
   Natural gas (MMcf)                                   572            1,141                9
   Oil (MBbl)                                            11                8               .2
   Natural gas equivalent (MMcfe)                       638            1,188               10
   % Natural gas                                         89%              96%              90%

Average sales price per unit
   Natural gas (per Mcf)                        $      2.93      $      3.71      $      8.58
   Oil (per Bbl)                                      25.36            24.55            27.66
   Natural gas equivalent (per Mcfe)                   3.07             3.72             8.01

Cost and expenses per Mcfe:
   Lease operating                              $       .56      $       .22              .09
   Production taxes                                     .24              .28              .63
   Administrative and general                           .12              .13              .06
   Depreciation, depletion and amortization            1.08             1.55             2.71
   Cost ceiling write-down                               --             2.75               --

Note: The Partnership was formed during the year 2000 and began drilling oil and gas wells. The majority of the wells were not drilled or completed until 2001 which accounts for the substantial increase in sales and production volumes during the year ended December 31, 2001.

Year ended December 31, 2002 compared to the year ended December 31, 2001

Oil and natural gas sales. Oil and natural gas sales decreased to $1,955,985 in 2002 from $4,419,274 in 2001. Production volumes decreased to 571,547 Mcf of gas in 2002 from 1,141,023 Mcf in 2001, while oil volumes increased to 10,989 Bbls in 2002 from 7,826 Bbls in 2001. Oil and gas revenues declined primarily due to one well located in western Oklahoma. The well began producing at a high rate of production in 2001 and rapidly declined. The production rate is beginning to stabilize, therefore, future oil and gas revenues should also begin to stabilize subject to normal declines and price variations. A decrease in the price of gas also contributed significantly to the decline in oil and gas revenues.

Interest income. Interest income decreased from $47,646 in 2001 to $4,782 in 2002 due to expenditures for the drilling of oil and gas wells, which resulted in a decrease of capital available for investments.

Lease operating expense and production taxes. Lease operating expense increased from $265,560 in 2001 to $359,649 in 2002. This expense increased due to increased ad valorem taxes, additional new wells, workover of existing wells, and increased compressor charges in 2002. Production taxes decreased from $333,883 in 2001 to $151,292 in 2002. This expense decreased due to production decreases.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased from $1,846,113 in 2001 to $691,224 in 2002. The decrease is primarily due to the decline in production volumes and the reduction in oil and gas properties resulting from the cost ceiling write-down in 2001.

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

Liquidity and capital resources

Net cash decreased by $678,106 during the year ended December 31, 2002. Cash flows from operating activities were offset by funds utilized primarily for drilling and completion costs and cash distributions to partners. All wells for which funds have been committed have been drilled, therefore, future capital requirements are not expected to be material in nature and will be paid with revenues generated through oil and gas sales.

Net cash decreased by $1,894,661 during the year ended December 31, 2001. These funds were utilized primarily for drilling and completion costs.

Critical Accounting Policies

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

Significant estimates inherent in the Registrant's financial statements include the estimate of oil and gas reserves as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion and amortization, and the ceiling test for the Registrants oil and gas properties.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for the Partnership beginning January 1, 2003. The adoption of FAS 146 is not expected to have a material impact on the Partnership's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements of the Registrant are contained in a separate section of this report following the signature attestation. See "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K".

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

                                Age as of
                              December 31,
Name                              2002                        Position
----                          ------------             ------------------------
Curtis W. Mewbourne                67                  President and Director

J. Roe Buckley                     40                  Vice President and Chief
                                                       Financial Officer

Alan Clark                         50                  Treasurer


Michael F. Shepard                 56                  Secretary and General
                                                       Counsel

Dorothy M. Cuenod                  42                  Assistant Secretary
                                                       and Director

Ruth M. Buckley                    41                  Assistant Secretary
                                                       and Director

Julie M. Greene                    39                  Assistant Secretary
                                                       and Director

           CURTIS W. MEWBOURNE, age 67, formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, MOC and MD. He has operated as an independent oil and gas producer for the past 38 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

           J. ROE BUCKLEY, age 40, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by MBank Dallas from 1985-1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

           ALAN CLARK, age 50, joined Mewbourne Oil Company in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with Mewbourne Oil Company prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

           MICHAEL F. SHEPARD, age 56, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

           DOROTHY MEWBOURNE CUENOD, age 42, received a B.A. Degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

           RUTH MEWBOURNE BUCKLEY, age 41, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

           JULIE MEWBOURNE GREENE, age 39, received a B.A. in Business Administration from the University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis
W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Beneficial owners of more than five percent


                         Name of        Amount & Nature           Percent
                        Beneficial        of Beneficial              of
Title of Class            Owner               Owner                Class
--------------          ----------      ---------------           -------
     None                 None                 N/A                  N/A

(b)  Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, MD, has the exclusive right and full authority to manage, control and administer the Registrant's business. Under the Registrant's Partnership Agreement, limited and general partners holding a majority of the outstanding limited and general partnership interests hdave the right to take certain actions, including the removal of the managing general partner. The Registrant is not aware of any current arrangement or activity that may lead to such removal.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with MD and its affiliates

Pursuant to the Registrant's Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000:


                                                        2002                2001             2000
           Administrative & general expense
           and payment of well charges and
           supervision charges in
           accordance with standard
           industry operating agreements              $237,830            $755,227         $77,393

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)        1.        Financial statements
                     The following are filed as part of this annual report:

                               Report of Independent Accountants

                               Balance sheets as of December 31, 2002 and 2001

                               Statements of income (loss) for the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000

                               Statements of changes in partners' capital for the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000

                               Statements of cash flows for the years ended
                               December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000

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


/s/ Curtis W. Mewbourne        President/Director             March 28, 2003
----------------------------
Curtis W. Mewbourne

/s/ J. Roe Buckley             Vice President/Chief           March 28, 2003
----------------------------   Financial Officer
J. Roe Buckley

/s/ Alan Clark                 Treasurer                      March 28, 2003
----------------------------
Alan Clark

/s/ Dorothy M. Cuenod          Director                       March 28, 2003
----------------------------
Dorothy M. Cuenod

/s/ Ruth M. Buckley            Director                       March 28, 2003
----------------------------
Ruth M. Buckley

/s/ Julie M. Greene            Director                       March 28, 2003
----------------------------
Julie M. Greene

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

CERTIFICATIONS

           I, Curtis W. Mewbourne, Chief Executive Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 00-A, L.P. (the "Registrant"), certify that:

           1. I have reviewed this annual report on Form 10-K of Mewbourne Energy Partners, 00-A, L.P.

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 28, 2003.

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

CERTIFICATIONS

           I, J. Roe Buckley, Chief Financial Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 00-A, L.P. (the "Registrant"), certify that:

           1. I have reviewed this annual report on Form 10-K of Mewbourne Energy Partners, 00-A, L.P.

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 28, 2003.

                              /s/ J. Roe Buckley
                              ------------------------------------------
                              J. Roe Buckley
                              Chief Financial Officer
                              Mewbourne Development Corporation,
                              Managing General Partner of the Registrant

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                              FINANCIAL STATEMENTS

                     WITH REPORT OF INDEPENDENT ACCOUNTANTS

     FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001, AND FOR THE PERIOD FROM
        FEBRUARY 15, 2000 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Mewbourne Energy Partners 00-A, L.P.
and to the Board of Directors of
Mewbourne Development Corporation:

In our opinion, the accompanying balance sheets and the related statements of income (loss), changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 00-A, L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Dallas, Texas
March 28, 2003

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.



                                 BALANCE SHEETS
                           December 31, 2002 and 2001


                                                 2002                2001

ASSETS

Cash and cash equivalents                   $          175      $      678,281
Accounts receivable, affiliates                    472,581             335,986
                                            --------------      --------------
           Total current assets                    472,756           1,014,267
                                            --------------      --------------

Oil and gas properties at cost,
   full cost method                             10,057,696           9,554,975
Less accumulated depreciation,
   depletion and amortization                   (5,837,618)         (5,146,394)
                                            --------------      --------------
                                                 4,220,078           4,408,581
                                            --------------      --------------

           Total assets                     $    4,692,834      $    5,422,848
                                            ==============      ==============



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                 $      115,749      $       24,236
                                            --------------      --------------

Partners' capital
   General partners                              4,356,470           5,138,399
   Limited partners                                220,615             260,213
                                            --------------      --------------
           Total partners' capital               4,577,085           5,398,612
                                            --------------      --------------

Total liabilities and partners' capital     $    4,692,834      $    5,422,848
                                            ==============      ==============


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                           STATEMENTS OF INCOME (LOSS)
       For the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000


                                                 2002             2001             2000

Revenues and other income:

Oil and gas sales                            $  1,955,985     $  4,419,274      $     83,611
Interest income                                     4,782           47,646            81,924
                                             ------------     ------------      ------------
                                                1,960,767        4,466,920           165,535
                                             ------------     ------------      ------------

Expenses:

Lease operating expense                           359,649          265,560               929
Production taxes                                  151,292          333,883             6,546
Administrative and general expense                 79,134          149,863               668
Depreciation, depletion and amortization          691,224        1,846,113            28,285
Cost ceiling write-down                                 0        3,271,996                 0
                                             ------------     ------------      ------------
                                                1,281,299        5,867,415            36,428
                                             ------------     ------------      ------------

Net income (loss)                            $    679,468     $ (1,400,495)     $    129,107
                                             ============     ============      ============

Allocation of net income (loss):
General partners                             $    646,718     $ (1,332,991)     $    122,884
                                             ============     ============      ============
Limited partners                             $     32,750     $    (67,504)     $      6,223
                                             ============     ============      ============

Basic and diluted net income (loss) per
 limited and general partner interest
 (10,000 outstanding)                        $      67.95     $    (140.05)     $      12.91
                                             ============     ============      ============


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
       For the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000




                                    General            Limited
                                    Partners           Partners            Total
Balance at February 15, 2000
   (date of inception)           $           0      $           0      $           0
Contributions                        9,518,000            482,000         10,000,000
Net income                             122,884              6,223            129,107
                                 -------------      -------------      -------------
Balance at December 31, 2000     $   9,640,884      $     488,223      $  10,129,107
Cash distributions                  (3,169,494)          (160,506)        (3,330,000)
Net loss                            (1,332,991)           (67,504)        (1,400,495)
                                 -------------      -------------      -------------
Balance at December 31, 2001         5,138,399            260,213          5,398,612
                                 -------------      -------------      -------------

Cash distributions                  (1,428,647)           (72,348)        (1,500,995)
Net income                             646,718             32,750            679,468
                                 -------------      -------------      -------------
Balance at December 31, 2002     $   4,356,470      $     220,615      $   4,577,085
                                 =============      =============      =============


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.




                            STATEMENTS OF CASH FLOWS
       For the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000


                                                             2002               2001               2000

Cash flows from financing activities:
   Net income (loss)                                    $     679,468      $  (1,400,495)     $     129,107
   Adjustment to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation, depletion and amortization               691,224          1,846,113             28,285
       Cost ceiling write-down                                      0          3,271,996                  0
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                     (136,595)          (252,375)           (83,611)
         Accounts payable, affiliate                           91,513             17,690              6,546
                                                        -------------      -------------      -------------
     Net cash provided by operating activities              1,352,610          3,482,929             80,327
                                                        -------------      -------------      -------------

Cash flows from investing activities:
   Purchase of oil and gas properties                        (502,721)        (2,047,590)        (7,492,434)
   Prepaid well cost                                                0                  0            (14,951)
                                                        -------------      -------------      -------------
      Net cash used in investing activities                  (502,721)        (2,047,590)        (7,507,385)
                                                        -------------      -------------      -------------

Cash flows from financing activities:
   Capital contributions from partners                              0                  0         10,000,000
   Cash distributions to partners                          (1,500,995)        (3,330,000)                 0
     Net cash provided by (used in)                     -------------      -------------      -------------
       financing activities                                (1,500,995)        (3,330,000)        10,000,000
                                                        -------------      -------------      -------------

Net increase (decrease) in cash                              (678,106)        (1,894,661)         2,572,942

Cash, beginning of period                                     678,281          2,572,942                  0
                                                        -------------      -------------      -------------

Cash, end of period                                     $         175      $     678,281      $   2,572,942
                                                        =============      =============      =============



                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.
                          NOTES TO FINANCIAL STATEMENTS


1.         Significant Accounting Policies:

           Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 00-A, L.P., (the "Partnership"), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, New Mexico and Kansas, was organized on February 15, 2000. The offering of limited and general partnership interests began May 5, 2000 as a part of an offering registered under the name Mewbourne Energy Partners 99-00 Drilling Programs, (the "Program"), and concluded October 31, 2000, with total investor contributions of $10,000,000 being sold to 354 subscribers of which $9,518,000 were sold to 334 subscribers as general partner interests and $482,000 were sold to 20 subscribers as limited partner interests.

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. No capitalized costs were excluded from amortization for the years ended December 31, 2002 and 2001. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. A cost ceiling write-down of $3,271,996 was recorded for the year ended December 31, 2001.

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

           Oil and Gas Sales

The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2002 and 2001, no material gas imbalances between the Partnership and other working interest owners existed.

           Income Taxes

The Partnership is treated as a partnership for income tax purposes, and as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements.

           Reclassifications

Certain reclassifications have been made to the prior year balances to conform to current year presentation.

2.         Organization and Related Party Transactions:

The Partnership was organized on February 15, 2000. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

Reimbursement to MOC for supervision and other operator charges totaled $175,577, $614,646 and $77,393 for the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000, respectively. Services and operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership's gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $62,253, $140,581, and $0 were allocated to the Partnership during the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000, respectively.

The Partnership participates in oil and gas activities through an income tax partnership, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:


                                                               Partnership         MD
                                                               -----------        ----
Revenues:
      Proceeds from disposition of depreciable and
        depletable properties                                       60%            40%
      All other revenues                                            60%            40%

Costs and expenses:
      Organization and offering costs (1)                            0%           100%
      Lease acquisition costs (1)                                    0%           100%
      Tangible and intangible drilling costs (1)                   100%             0%
      Operating costs, reporting and legal
        expenses, general and administrative
        expenses and all other costs                                60%            40%

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

3. Reconciliation of Net Income (Loss) Per Statements of Income (Loss) With Net Income (Loss) Per Federal Income Tax Return:

The following is a reconciliation of net income (loss) per statements of income
(loss) with the net income (loss) per federal income tax return for the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000:


                                                           2002               2001              2000

Net income (loss)per statement of income (loss)      $     679,468      $  (1,400,495)     $     129,107

Intangible development costs capitalized for
  financial reporting purposes and expensed
  for tax reporting purposes                              (330,853)        (1,261,864)        (6,908,012)
Dry hole costs capitalized for financial
  reporting purposes and expensed for tax
  reporting purposes                                      (192,476)          (124,459)                 0
Depreciation, depletion and amortization for
  financial reporting purposes over amounts
  for tax reporting purposes                               399,836          1,632,066             11,669
Cost ceiling write-down for financial reporting
  purposes                                                       0          3,271,996                  0
Gain on sale of oil and gas equipment recognized
  for tax purposes                                          18,237             10,081                  0
Other                                                      (43,987)            43,987                  0
                                                     -------------      -------------      -------------
Net income (loss) per federal income tax return
  before tentative tax depletion                     $     530,225      $   2,171,312      $  (6,767,236)
                                                     =============      =============      =============


The Partnership's financial reporting bases of its net assets exceeded the tax bases of its net assets by $3,476,392, $3,324,536, and $6,896,343 at December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000, respectively.

4.         Recently Issued Accounting Standards:

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for the Partnership beginning January 1, 2003. The adoption of FAS 146 is not expected to have a material impact on the Partnership's financial statements.

5.         Supplemental Oil and Gas Information (Unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, "Disclosures about Oil an Gas Producing Activities".

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000:


                                                                   2002               2001             2000
Costs incurred for the year:

     Development                                                 $ 502,721         $ 2,062,541       $ 7,492,434
                                                                 =========         ===========       ===========



Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000 are as follows:

                                                                 2002              2001                2000
Cost of oil and natural gas properties
  at year end:

     Producing assets-Proved properties                     $  10,057,696      $   9,554,975      $   2,337,635
     Incomplete construction-Unproved properties                        0                  0          5,154,799
                                                            -------------      -------------      -------------
     Total capitalized cost                                    10,057,696          9,554,975          7,492,434
     Accumulated depletion                                     (5,837,618)        (5,146,394)           (28,285)
                                                            -------------      -------------      -------------
       Net capitalized costs                                $   4,220,078      $   4,408,581      $   7,464,149
                                                            =============      =============      =============

Depreciation, depletion, and amortization per one thousand cubic feet of gas equivalent was $1.08, $1.55, and $2.71 for the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000, respectively.

Although certain wells had been drilled, completed and began producing in December 2000, a majority of the wells were drilled and completed subsequent to December 31, 2000.

             Estimated Net Quantities of Proved Oil and Gas Reserves

Reserve estimates as well as certain information regarding future production and discounted cash flows were determined by the Partnership's independent petroleum consultants and MOC's petroleum reservoir engineers. The Partnership considers reserve estimates to be reasonable, however, due to inherent uncertainties and the limited nature of reservoir data, estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2002. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.


  Proved Reserves:
                                                       Crude Oil            Natural Gas
                                                     and Condensate         (Thousands
                                                      (bbls of Oil)        of Cubic Feet)
                                                     ---------------      ---------------
Balance at February 15, 2000 (date of inception)                   0                    0
Extension, discoveries and other additions                    33,000              661,000
Production                                                         0               (9,000)
                                                     ---------------      ---------------
Balance at December 31, 2000 (1)                              33,000              652,000
Revisions to previous estimates                              (22,000)            (250,000)
Extension, discoveries and other additions                    51,000            4,823,000
Purchase of minerals in place                                      0                5,000
Production                                                    (8,000)          (1,141,000)
                                                     ---------------      ---------------
Balance at December 31, 2001 (1)                              54,000            4,089,000
Revisions to previous estimates                               24,000              (65,000)
Extension, discoveries and other additions                     7,000              132,000
Production                                                   (11,000)            (572,000)
                                                     ---------------      ---------------
Balance at December 31, 2002 (1)                              74,000            3,584,000
                                                     ===============      ===============

           (1) All of these reserves are categorized as proved developed as of December 31, 2002, 2001, and 2000.


           Standardized Measure of Discounted Future Net Cash Flows:

For the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 (date of inception) through December 31, 2000

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

The standardized measure has been prepared assuming year-end selling prices, year end development and production cost and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Significant Accounting Policies -- Income Taxes in Note 1 to the Financial Statements.) The year-end prices were $28.03 per barrel of oil and $4.16 per MCF of gas as of December 31, 2002, $17.52 per barrel of oil and $2.27 per MCF of gas as of December 31, 2001, and $25.80 per barrel of oil and $9.13 per MCF of gas as of December 31, 2000.

                                          2002               2001                 2000

Future cash inflows                  $   17,015,601      $    9,866,225      $    6,801,005
Future production cost                   (5,436,222)         (3,305,701)         (1,039,907)
Future development cost                    (112,269)           (306,238)                  0
                                     --------------      --------------      --------------
Future net cash flows                    11,467,110           6,254,286           5,761,098
          Discount at 10 percent         (4,691,334)         (1,845,705)         (1,221,107)
                                     --------------      --------------      --------------
Standardized measure                 $    6,775,776      $    4,408,581      $    4,539,991
                                     ==============      ==============      ==============


Summary of Changes in the Standardized Measure


                                                        2002                2001               2000

Balance, beginning of period                       $    4,408,581      $    4,539,991      $            0
Changes in value of previous years
 reserves due to:
  Sale of oil and gas production,                      (1,445,044)         (3,819,831)            (83,611)
    net of related cost
  Extension, discoveries and improved
    recovery, less related cost                           306,715           5,837,247           4,623,602
  Accretion of discount                                   440,858             453,999                   0
  Development costs incurred during the year              347,262                   0                   0
  Change in estimated development cost                   (153,293)           (306,238)                  0
  Revisions of previous estimates                         116,194            (852,069)                  0
  Net change in price                                   3,594,256          (1,332,690)                  0
  Timing and other                                       (839,753)           (111,828)                  0
                                                   --------------      --------------      --------------
Balance, end of period                             $    6,775,776      $    4,408,581      $    4,539,991
                                                   ==============      ==============      ==============

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                                INDEX TO EXHIBITS



Exhibit No.                     Description
-----------          --------------------------------------------
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

   4.1.2             Amendment to Agreement of Partnership
                     (filed as Exhibit 4.1.2 to Form 10-K, filed
                     March 2001)

   4.1.3             Amendment to and Restated Agreement of
                     Partnership (filed as Exhibit 4.1.3 to Form
                     10-K, filed March 2002)

   10.1 Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-76911 and incorporated herein by reference)

   10.3              Form of Operating Agreement (filed as
                     Exhibit 10.3 to Registration Statement on
                     Form S-1, File No. 333-76911 and
                     incorporated herein by reference)

   99.1* Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith