Form 10-Q
period 2003-03-31
MEWBOURNE ENERGY PARTNERS 00-A LP
filed 2003-05-14
CIK 1084918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to
                                       --------  --------

                          Commission File No. 333-76911

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.


         Delaware                                            75-2866283
-------------------------                               --------------------
(State or jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                          Identification Number)


3901 South Broadway, Tyler, Texas                         75701
-----------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, including area code:(903) 561-2900

                                 Not Applicable
                               ------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                                      INDEX

Part I - Financial Information                                                   Page No.
  Item 1.         Financial Statements

                  Balance Sheets -                                                   3
                    March 31, 2003 (Unaudited) and December 31, 2002

                  Statements of Income (Unaudited) -                                 4
                    For the three months ended March 31, 2003 and 2002

                  Statements of Cash Flows (Unaudited) -                             5
                    For the three months ended March 31, 2003 and 2002

                  Statement of Changes In Partners' Capital (Unaudited) -            6
                    For the three months ended March 31, 2003

                  Notes to Financial Statements                                      7

  Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                9

  Item 4. Disclosure Controls and Procedures                                        11


Part II-Other Information

  Item 1.  Legal Proceedings                                                        11

  Item 6.  Exhibits and Reports on Form 8-K                                         11


                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                         Part I - Financial Information

Item 1.  Financial Statements

                                 BALANCE SHEETS
                      March 31, 2003 and December 31, 2002

                                                         March 31,             December 31,
                                                           2003                    2002
                                                        ----------             ------------
                                                        (Unaudited)
ASSETS

Cash                                                   $     2,061            $        175
Accounts receivable, affiliate                             623,344                 472,581
                                                       -----------             -----------
Total current assets                                       625,405                 472,756
                                                       -----------             -----------
Oil and gas properties at cost,
   full cost method                                     10,270,875              10,057,696
Less accumulated depreciation,
   depletion and amortization                           (5,937,421)             (5,837,618)
                                                        ----------             -----------
                                                         4,333,454               4,220,078
                                                        ----------             -----------
    Total assets                                       $ 4,958,859             $ 4,692,834
                                                       ===========             ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                            $    51,366             $   115,749
                                                       -----------             -----------
Asset retirement obligation plugging liability             176,569                       0
                                                       -----------             -----------
Partners' capital
   General partners                                      4,502,894               4,356,470
   Limited partners                                        228,030                 220,615
                                                       -----------              ----------
    Total partners' capital                              4,730,924               4,577,085
                                                       -----------              ----------
Total liabilities and partners' capital                $ 4,958,859             $ 4,692,834
                                                       ===========             ===========

    The accompanying notes are an integral part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                              STATEMENTS OF INCOME
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                            2003                 2002
                                                        ------------        ------------
Revenues and other income:

Oil and gas sales                                       $   908,796          $  333,923
Interest income                                                 140               2,208
                                                        -----------          ----------
Total revenues and other income                             908,936             336,131
                                                        -----------          ----------
Expenses:

Lease operating expense                                      62,035             100,500
Production taxes                                             74,195              24,501
Administrative and general expense                           29,300              23,622
Depreciation, depletion and amortization                    154,812             163,452
Asset retirement obligation accretion                         1,856                   0
                                                        -----------          ----------
Net income before cumulative effect of
         accounting change                                  586,738              24,056
                                                        -----------          ----------
Cumulative effect of accounting change                       41,791                   0
                                                        -----------          ----------
Net income                                              $   628,529          $   24,056
                                                        ===========          ==========
Allocation of net income:
General partners                                        $   598,234          $   22,897
                                                        -----------          ----------
Limited partners                                        $    30,295          $    1,159
                                                        -----------          ----------
Basic and diluted net income per general
 partner interest (9,518 interests outstanding)         $     59.82          $     2.29
                                                        -----------          ----------
Basic and diluted net income per limited
 partner interest (482 interests outstanding)           $      3.03          $     0.12
                                                        -----------          ----------

    The accompanying notes are an integral part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                    2003                   2002
                                                                ------------           ------------
Cash flows from operating activities:
   Net income                                                   $    628,529            $    24,056
   Adjustment to reconcile net income to net cash
     provided by operating activities:
       Cumulative effect of accounting change                        (41,791)                     0
       Depreciation, depletion and amortization                      154,812                163,452
       Asset retirement obligation accretion                           1,856                      0
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                            (150,763)               157,526
         Accounts payable, affiliate                                 (64,383)               (11,197)
                                                                ------------           ------------
     Net cash provided by operating activities                       528,260                333,837
                                                                ------------           ------------
Cash flows from investing activities:
   Purchase of oil and gas properties                                (51,684)               (24,215)
                                                                ------------           ------------
     Net cash used in investing activities                           (51,684)               (24,215)
                                                                ------------            -----------
Cash flows from financing activities:
   Cash distributions to partners                                   (474,690)              (515,995)
                                                                ------------            -----------
 Net cash used in financing activities                              (474,690)              (515,995)
                                                                ------------            -----------
Net increase (decrease) in cash                                        1,886               (206,373)
Cash, beginning of period                                                175                678,281
                                                                ------------            -----------
Cash, end of period                                             $      2,061            $   471,908
                                                                ============            ===========

    The accompanying notes are an integral part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    For the three months ended March 31, 2003
                                   (Unaudited)

                                         General          Limited
                                         Partners         Partners           Total
                                         --------         --------           -----
Balance at December 31, 2002           $ 4,356,470        $ 220,615      $ 4,577,085
Cash distributions                        (451,810)         (22,880)        (474,690)
Net income                                 598,234           30,295          628,529
                                       -----------        ---------      -----------
Balance at March 31, 2003              $ 4,502,894        $ 228,030      $ 4,730,924
                                       ===========        =========      ===========

    The accompanying notes are an integral part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Accounting Policies

Reference is hereby made to the Partnership's Annual Report on Form 10-K for 2002, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 00-A, L.P., (the "Partnership"), a Delaware limited partnership formed on February 15, 2000, is engaged primarily in oil and gas development and production in Texas, Oklahoma, New Mexico, and Kansas. The offering of limited and general partnership interests began May 5, 2000 as a part of an offering registered under the name Mewbourne Energy Partners 99-00 Drilling Programs and concluded October 31, 2000, with total investor contributions of $10,000,000.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2003 and March 31, 2002 substantially all capitalized costs were subject to amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

3. Comprehensive Income

Total comprehensive income (loss) equals net income (loss) during each of the periods presented herein.

4. Asset Retirement Obligations

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standard No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations." This statement changes financial accounting and reporting obligations associated with the retirement and disposal of long-lived assets, including the Partnership's oil and gas properties, and the associated asset retirement costs.

A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled. Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

The Partnership estimates a liability for plugging and abandonment costs based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate of 4.25%. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

Upon adoption of FAS 143 on January 1, 2003, the Partnership recorded a discounted liability of $174,713, increased the net full cost pool by $216,505 and recognized a one- time cumulative effect adjustment of $(41,791). The increase in the net full cost pool included $148,744 for the reversal of accumulated depreciation related to the inclusion of estimated salvage value of equipment on the Partnership's oil and gas properties. Prior to the adoption of FAS 143, the Partnership assumed salvage value approximated plugging and abandonment costs and as a result was not included in the full cost pool.

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the three months ended March 31, 2003, is as follows:

         Balance upon adoption at January 1, 2003          $ 174,713
         Accretion expense                                     1,856
                                                           ---------
         Balance at March 31, 2003                         $ 176,569
                                                           ---------

5. Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and was effective for the Partnership beginning January 1, 2003. The adoption of FAS 146 did not have a material impact on the Partnership.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 00-A, L.P. (the "Partnership")was formed February 15, 2000. The offering of limited and general partnership interests began on May 5, 2000 and concluded on October 31, 2000, with investor partner contributions of $10,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 32 wells. 30 wells were productive and 2 wells were abandoned. Of the 30 productive wells, 27 were producing and 3 were plugged and abandoned at March 31, 2003.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital at March 31, 2003 of $574,039.

During the three months ended March 31, 2003, the Partnership made cash distributions to the investor partners in the amount of $474,690 as compared to $515,995 for the three months ended March 31, 2002. The Partnership expects that cash distributions will continue during 2003 as additional oil and gas revenues are received.

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

Results of Operations

Three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Oil and gas revenues. Oil and gas revenues during the three months ended March 31, 2003 totaled $908,796. Production volumes during the period were approximately 7,626 bbls of oil and 100,891 mcf of gas at corresponding average realized prices of $33.82 per bbl of oil and $6.45 per mcf of gas. Oil and gas revenues during the three months ended March 31, 2002 totaled $333,923. Production volumes during the period were approximately 960 bbls of oil and 154,196 mcf of gas at corresponding average realized prices of $17.94 per bbl of oil and $2.05 per mcf of gas. Oil and gas revenues increased primarily due to the increase in oil production volumes and increased oil and gas prices. The increased oil production volumes were attributable to the addition of 2 New Mexico wells.

Interest Income. Interest income was $140 during the three month period ended March 31, 2003 as compared to $2,208 during the three months ended March 31, 2002. The decrease is primarily due to the decrease in capital available for investment.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2003 totaled $62,035 compared to $100,500 for the period ended March 31, 2002. Production taxes during the period ended March 31, 2003 totaled $74,195 compared to $24,501 for the period ended March 31, 2002. Lease operating expense decreased primarily due to the workover operations on two wells in 2002 compared to no workover operations in

2003. Production taxes increased due to increased oil and gas revenues in 2003.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization of $154,812 for the three month period ended March 31, 2003 was comparative to depreciation, depletion, and amortization of $163,452 for the three month period ended March 31, 2002.

Administrative and general expense. Administrative and general expense of $29,300 for the three month period ended March 31, 2003 was comparative to administrative and general expense of $23,622 for the period ended March 31, 2002.

Asset Retirement Obligation

In accordance with FAS 143, the Partnership has recognized an estimated liability for future oil and gas well plugging and abandonment costs (see Note
4). The estimated liability is based on historical experience and estimated well lives. The liability is discounted using the credit-adjusted risk-free rate of 4.25%. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements.

Upon adoption of FAS 143 on January 1, 2003, the Partnership recorded a discounted liability of $174,713, increased the net full cost pool by $216,505 and recognized a one- time cumulative effect adjustment of $(41,791). The increase in the net full cost pool included $148,744 for the reversal of accumulated depreciation related to the inclusion of estimated salvage value of equipment on the Partnership's oil and gas properties. Prior to the adoption of FAS 143, the Partnership assumed salvage value approximated plugging and abandonment costs and as a result was not included in the full cost pool.

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the three months ended March 31, 2003, is as follows:

         Balance upon adoption at January 1, 2003        $ 174,713
         Accretion expense                                   1,856
                                                         ---------
         Balance at March 31, 2003                       $ 176,569
                                                         ---------

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and was effective for the Partnership beginning January 1, 2003. The adoption of FAS 146 did not have a material impact on the Partnership.

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

                                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                                      By: Mewbourne Development Corporation
                                          Managing General Partner

Date: May 13, 2003                    By: /s/ Alan Clark
                                         ---------------------------
                                          Alan Clark, Treasurer

CERTIFICATIONS

         I, Curtis W. Mewbourne, Chief Executive Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 00-A, L.P. (the "Registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Mewbourne Energy Partners, 00- A, L.P.

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this quarterly report is being prepared;

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: May 13, 2003.

                                     /s/   Curtis W. Mewbourne
                                  -----------------------------------------
                                  Curtis W. Mewbourne
                                  Chief Executive Officer
                                  Mewbourne Development Corporation,
                                  Managing General Partner of the Registrant

CERTIFICATIONS

         I, J. Roe Buckley, Chief Financial Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 00-A, L.P. (the "Registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Mewbourne Energy Partners, 00- A, L.P.

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this quarterly report is being prepared;

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: May 13, 2003.

                                         /s/ J. Roe Buckley
                                 ------------------------------------------
                                 J. Roe Buckley
                                 Chief Financial Officer
                                 Mewbourne Development Corporation,
                                 Managing General Partner of the Registrant

                                CERTIFICATION OF
                   CURTIS W. MEWBOURNE/CHIEF EXECUTIVE OFFICER
                      OF MEWBOURNE DEVELOPMENT CORPORATION
                       PURSUANT TO 18 U.S.C. Section 1350

         I, Curtis W. Mewbourne, Chief Executive Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 00-A, L.P., (the "Registrant"), hereby certify that the accompanying report on Form 10-Q, for the quarterly period ended March 31, 2003 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by the Registrant fully complies with the requirements of that section.

         I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                       /s/ Curtis W. Mewbourne
                                  ---------------------------------
                                  Name: Curtis W. Mewbourne
                                  Date: May 13, 2003

                                CERTIFICATION OF
                     J. ROE BUCKLEY/CHIEF FINANCIAL OFFICER
                      OF MEWBOURNE DEVELOPMENT CORPORATION
                       PURSUANT TO 18 U.S.C. Section 1350

         I, J. Roe Buckley, Chief Financial Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 00-A, L.P., (the "Registrant"), hereby certify that the accompanying report on Form 10-Q, for the quarterly period ended March 31, 2003 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by the Registrant fully complies with the requirements of that section.

         I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                            /s/ J. Roe Buckley
                                       -------------------------------
                                       Name: J. Roe Buckley
                                       Date: May 13, 2003