Form 10-Q
period 2003-06-30
MEWBOURNE ENERGY PARTNERS 00-A LP
filed 2003-08-14
CIK 1084918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                          Commission File No. 333-76911

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.


                 Delaware                                        75-2866283
----------------------------------------                  ----------------------
        (State or jurisdiction of                            (I.R.S. Employer
      incorporation or organization)                      Identification Number)

3901 South Broadway, Tyler, Texas                                 75701
----------------------------------------                  ----------------------
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

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.



                                      INDEX

                                                                                              Page No.
Part I - Financial Information

  Item 1.   Financial Statements

            Balance Sheets -                                                                     3
              June 30, 2003 (Unaudited) and December 31, 2002

            Statements of Income (Unaudited) -                                                   4
              For the three months ended June 30, 2003 and 2002
                        and the six months ended June 30, 2003 and 2002

            Statements of Cash Flows (Unaudited) -                                               5
              For the six months ended June 30, 2003 and 2002

            Statement of Changes In Partners' Capital (Unaudited) -                              6
              For the six months ended June 30, 2003

            Notes to Financial Statements                                                        7

  Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                      9

  Item 4.   Disclosure Controls and Procedures                                                  12


Part II - Other Information

  Item 1.   Legal Proceedings                                                                   12

  Item 6.  Exhibits and Reports on Form 8-K                                                     12

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                         Part I - Financial Information

Item 1.  Financial Statements


                                 BALANCE SHEETS
                       June 30, 2003 and December 31, 2002

                                                     June 30,        December 31,
                                                       2003              2002
                                                   ------------      ------------
                                                   (Unaudited)
ASSETS

Cash                                               $     77,100      $        175
Accounts receivable, affiliate                          428,769           472,581
                                                   ------------      ------------
Total current assets                                    505,869           472,756
                                                   ------------      ------------

Oil and gas properties at cost,
   full cost method                                  10,283,929        10,057,696
Less accumulated depreciation,
   depletion and amortization                        (6,094,221)       (5,837,618)
                                                   ------------      ------------
                                                      4,189,708         4,220,078
                                                   ------------      ------------

    Total assets                                   $  4,695,577      $  4,692,834
                                                   ============      ============



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                        $     34,179      $    115,749
                                                   ------------      ------------

Asset retirement obligation plugging liability          178,425                 0
                                                   ------------      ------------

Partners' capital
   General partners                                   4,266,894         4,356,470
   Limited partners                                     216,079           220,615
                                                   ------------      ------------
    Total partners' capital                           4,482,973         4,577,085
                                                   ------------      ------------

Total liabilities and partners' capital            $  4,695,577      $  4,692,834
                                                   ============      ============


                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                              STATEMENTS OF INCOME
             For the three months ended June 30, 2003 and 2002, and
                   the six months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                 Three Months Ended            Six Months Ended
                                                      June 30,                     June 30,
                                             -------------------------     -------------------------
                                                2003           2002           2003           2002
                                             ----------     ----------     ----------     ----------
Revenues and other income:

Oil and gas sales                            $  664,510     $  545,929     $1,573,306     $  879,852
Interest income                                     255          1,306            395          3,514
                                             ----------     ----------     ----------     ----------
Total revenues and other income                 664,765        547,235      1,573,701        883,366
                                             ----------     ----------     ----------     ----------

Expenses:

Lease operating expense                          61,895        123,504        123,930        224,004
Production taxes                                 51,573         41,616        125,768         66,117
Administrative and general expense               40,592         16,114         69,892         39,736
Depreciation, depletion and amortization        156,800        180,360        311,612        343,812
Asset retirement obligation accretion             1,856              0          3,712              0
                                             ----------     ----------     ----------     ----------

Net income before cumulative effect of
            accounting change                   352,049        185,641        938,787        209,697
                                             ----------     ----------     ----------     ----------

Cumulative effect of accounting change                0              0         41,791              0
                                             ----------     ----------     ----------     ----------

Net income                                   $  352,049     $  185,641     $  980,578     $  209,697
                                             ==========     ==========     ==========     ==========

Allocation of net income:

General partners                             $  335,080     $  176,693     $  933,314     $  199,590
                                             ----------     ----------     ----------     ----------
Limited partners                             $   16,969     $    8,948     $   47,264     $   10,107
                                             ----------     ----------     ----------     ----------

Basic and diluted net income per limited
 and general partner interest
 (10,000 interests outstanding)              $    35.20     $    18.56     $    98.06     $    20.97
                                             ----------     ----------     ----------     ----------

                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.


                            STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                           2003             2002
                                                        -----------      -----------
Cash flows from operating activities:
   Net income                                           $   980,578      $   209,697
   Adjustment to reconcile net income to net cash
     provided by operating activities:
       Cumulative effect of accounting change               (41,791)               0
       Depreciation, depletion and amortization             311,612          343,812
       Asset retirement obligation accretion                  3,712                0
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                     43,812          (59,567)
         Accounts payable, affiliate                        (81,570)           6,354
                                                        -----------      -----------
     Net cash provided by operating activities            1,216,353          500,296
                                                        -----------      -----------

Cash flows from investing activities:
   Additions to oil and gas properties                      (64,738)         (99,967)
                                                        -----------      -----------
     Net cash used in investing activities                  (64,738)         (99,967)
                                                        -----------      -----------

Cash flows from financing activities:
   Cash distributions to partners                        (1,074,690)        (795,995)
                                                        -----------      -----------
 Net cash used in financing activities                   (1,074,690)        (795,995)
                                                        -----------      -----------

Net increase (decrease) in cash                              76,925         (395,666)

Cash, beginning of period                                       175          678,281
                                                        -----------      -----------

Cash, end of period                                     $    77,100      $   282,615
                                                        ===========      ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     For the six months ended June 30, 2003
                                   (Unaudited)

                                  General          Limited
                                  Partners         Partners           Total
                                 -----------      -----------      -----------
Balance at December 31, 2002     $ 4,356,470      $   220,615      $ 4,577,085
Cash distributions                (1,022,890)         (51,800)      (1,074,690)
Net income                           933,314           47,264          980,578
                                 -----------      -----------      -----------
Balance at June 30, 2003         $ 4,266,894      $   216,079      $ 4,482,973
                                 ===========      ===========      ===========

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2003 and June 30, 2002 substantially all capitalized costs were subject to amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.


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

Upon adoption of FAS 143 on January 1, 2003, the Partnership recorded a discounted liability of $174,713, increased the net full cost pool by $216,505 and recognized a one-time cumulative effect adjustment of $(41,791). The increase in the net full cost pool included $148,744 for the reversal of accumulated depreciation related to the inclusion of estimated salvage value of equipment on the Partnership's oil and gas properties. Prior to the adoption of FAS 143, the Partnership assumed salvage value approximated plugging and abandonment costs and as a result was not included in the full cost pool.

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the six months ended June 30, 2003, is as follows:

Balance upon adoption at January 1, 2003     $174,713
Accretion expense                               3,712
                                             --------

Balance at June 30, 2003                     $178,425
                                             --------

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 32 wells. 30 wells were productive and 2 wells were abandoned. Of the 30 productive wells, 27 were producing and 3 were plugged and abandoned at June 30, 2003.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital at June 30, 2003 of $471,690.

During the six months ended June 30, 2003, the Partnership made cash distributions to the investor partners in the amount of $1,074,690 as compared to $795,995 for the six months ended June 30, 2002. The Partnership expects that cash distributions will continue during 2003 as additional oil and gas revenues are received.

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



Results of Operations

Three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

Oil and gas revenues. Oil and gas revenues during the three months ended June 30, 2003 totaled $664,510. Production volumes during the period were approximately 5,726 bbls of oil and 95,839 mcf of gas at corresponding average realized prices of $27.81 per bbl of oil and $5.27 per mcf of gas. Oil and gas revenues during the three months ended June 30, 2002 totaled $545,929. Production volumes during the period were approximately 732 bbls of oil and 164,891 mcf of gas at corresponding average realized prices of $25.86 per bbl of oil and $3.20 per mcf of gas. Oil and gas revenues increased primarily due to the increase in oil production volumes and increased oil and gas prices. The increased oil production volumes were attributable to the addition of 2 New Mexico wells.

Interest Income. Interest income was $255 during the three month period ended June 30, 2003 as compared to $1,306 during the three months ended June 30, 2002. The decrease is primarily due to the decrease in capital available for investment.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2003 totaled $61,895 compared to $123,504 for the period ended June 30, 2002. Production taxes during the period ended June 30, 2003 totaled $51,573 compared to $41,616 for the period ended June 30, 2002. Lease operating expense decreased primarily due to the workover operations on two wells in 2002 compared to no workover operations in 2003. Production taxes increased due to increased oil and gas revenues in 2003.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization of $156,800 for the three month period ended June 30, 2003 was comparative to depreciation, depletion, and amortization of $180,360 for the three month period ended June 30, 2002.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2003 totaled $40,592 compared to $16,114 for the period ended June 30, 2002. The increase is primarily due to the increase in oil and gas revenues.


Six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Oil and gas revenues. Oil and gas revenues during the six months ended June 30, 2003 totaled $1,573,306. Production volumes during the period were approximately 13,353 bbls of oil and 196,730 mcf of gas at corresponding average realized prices of $31.24 per bbl of oil and $5.88 per mcf of gas. Oil and gas revenues during the six months ended June 30, 2002 totaled $879,852. Production volumes during the period were approximately 1,693 bbls of oil and 319,088 mcf of gas at corresponding average realized prices of $21.37 per bbl of oil and $2.64 per mcf of gas. Oil and gas revenues increased primarily due to the increase in oil production volumes and increased oil and gas prices. The increased oil production volumes were attributable to the addition of 2 New Mexico wells.

Interest Income. Interest income was $395 during the six month period ended June 30, 2003 as compared to $3,514 during the six months ended June 30, 2002. The decrease is primarily due to the decrease in capital available for investment.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2003 totaled $123,930 compared to $224,004 for the period ended June 30, 2002. Production taxes during the period ended June 30, 2003 totaled $125,768 compared to $66,117 for the period ended June 30, 2002. Lease operating expense decreased primarily due to the workover operations on two wells in 2002 compared to no workover operations in 2003. Production taxes increased due to increased oil and gas revenues in 2003.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization of $311,612 for the six month period ended June 30, 2003 was comparative to depreciation, depletion, and amortization of $343,812 for the six month period ended June 30, 2002.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2003 totaled $69,892 compared to $39,736 for the period ended June 30, 2002. The increase is primarily due to the increase in oil and gas revenues.



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

Upon adoption of FAS 143 on January 1, 2003, the Partnership recorded a discounted liability of $174,713, increased the net full cost pool by $216,505 and recognized a one-time cumulative effect adjustment of $(41,791). The increase in the net full cost pool included $148,744 for the reversal of accumulated depreciation related to the inclusion of estimated salvage value of equipment on the Partnership's oil and gas properties. Prior to the adoption of FAS 143, the Partnership assumed salvage value approximated plugging and abandonment costs and as a result was not included in the full cost pool.

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the six months ended June 30, 2003, is as follows:

Balance upon adoption at January 1, 2003     $174,713
Accretion expense                               3,712
                                             --------

Balance at June 30, 2003                     $178,425
                                             --------

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





Part II - Other Information



Item 1.  Legal Proceedings
                None.



Item 6.  Exhibits and Reports on Form 8-K

                (a)  Exhibits

                Exhibit
                Number       Description

                 31.1 Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                 31.2 Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                 32.1 Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
                             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 32.2 Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
                             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                       MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                                       By: Mewbourne Development Corporation
                                           Managing General Partner




Date: August 13, 2003                  By: /s/ Alan Clark
                                           -------------------------------------
                                           Alan Clark, Treasurer