Form 10-Q
period 2003-09-30
MEWBOURNE ENERGY PARTNERS 00-A LP
filed 2003-11-13
CIK 1084918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

                                       or

[ ]      TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from        to
                                          -------  --------

                          Commission File No. 333-76911

                      MEWBOURNE ENERGY PARTNERS 00-A, L.P.


         Delaware                                         75-2866283
------------------------------                      ----------------------
(State or jurisdiction of                              (I.R.S. Employer
incorporation or organization)                      Identification Number)

3901 South Broadway, Tyler, Texas                           75701
----------------------------------------            ----------------------
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

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.



                                      INDEX


Part I - Financial Information                                                           Page No.
  Item 1.  Financial Statements

                  Balance Sheets -                                                             3
                    September 30, 2003 (Unaudited) and December 31, 2002

                  Statements of Income (Unaudited) -                                           4
                    For the three months ended September 30, 2003 and 2002
                           and the nine months ended September 30, 2003 and 2002

                  Statements of Cash Flows (Unaudited) -                                       5
                    For the nine months ended September 30, 2003 and 2002

                  Statement of Changes In Partners' Capital (Unaudited) - For
                    the nine months ended September 30, 2003                                   6

                  Notes to Financial Statements                                                7

  Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          9

  Item 4.  Disclosure Controls and Procedures                                                 12


Part II - Other Information

  Item 1.  Legal Proceedings                                                                  12

  Item 6.  Exhibits and Reports on Form 8-K                                                   12

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                         Part I - Financial Information

Item 1.  Financial Statements


                                 BALANCE SHEETS
                    September 30, 2003 and December 31, 2002


                                            September 30,     December 31,
                                                2003              2002
                                            ------------      ------------
                                             (Unaudited)
ASSETS

Cash                                        $     25,423      $        175
Accounts receivable, affiliate                   319,885           472,581
                                            ------------      ------------
Total current assets                             345,308           472,756
                                            ------------      ------------

Oil and gas properties at cost,
   full cost method                           10,323,372        10,057,696
Less accumulated depreciation,
   depletion and amortization                 (6,238,623)       (5,837,618)
                                            ------------      ------------
                                               4,084,749         4,220,078
                                            ------------      ------------
    Total assets                            $  4,430,057      $  4,692,834
                                            ============      ============



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                 $     69,620      $    115,749
                                            ------------      ------------

Asset retirement obligation                      180,282                 0
                                            ------------      ------------

Partners' capital
   General partners                            3,978,672         4,356,470
   Limited partners                              201,483           220,615
                                            ------------      ------------
    Total partners' capital                    4,180,155         4,577,085
                                            ------------      ------------

Total liabilities and partners' capital     $  4,430,057      $  4,692,834
                                            ============      ============



                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                              STATEMENTS OF INCOME
           For the three months ended September 30, 2003 and 2002, and the nine months ended September 30, 2003 and 2002
                                   (Unaudited)


                                                   Three Months Ended                   Nine months Ended
                                                       September 30,                       September 30,
                                             -------------------------------     -------------------------------
                                                 2003               2002              2003              2002
                                             -------------     -------------     -------------     -------------
Revenues and other income:

Oil and gas sales                            $     550,981     $     340,617     $   2,124,287     $   1,220,469
Interest income                                        155             1,044               550             4,558
                                             -------------     -------------     -------------     -------------
Total revenues and other income                    551,136           341,661         2,124,837         1,225,027
                                             -------------     -------------     -------------     -------------

Expenses:

Lease operating expense                             90,474            53,136           214,404           277,140
Production taxes                                    45,403            26,550           171,171            92,667
Administrative and general expense                  26,818            17,813            96,710            57,549
Depreciation, depletion and amortization           144,402           152,751           456,014           496,563
Asset retirement obligation accretion                1,857                 0             5,569                 0
                                             -------------     -------------     -------------     -------------

Net income before cumulative effect of
         accounting change                         242,182            91,411         1,180,969           301,108
                                             -------------     -------------     -------------     -------------

Cumulative effect of accounting change                   0                 0            41,791                 0
                                             -------------     -------------     -------------     -------------

Net income                                   $     242,182     $      91,411     $   1,222,760     $     301,108
                                             =============     =============     =============     =============

Allocation of net income:

General partners                             $     230,509     $      87,005     $   1,163,823     $     286,595
                                             -------------     -------------     -------------     -------------
Limited partners                             $      11,673     $       4,406     $      58,937     $      14,513
                                             -------------     -------------     -------------     -------------

Basic and diluted net income per limited
 and general partner interest
 (10,000 interests outstanding)              $       24.22     $        9.14     $      122.28     $       30.11
                                             -------------     -------------     -------------     -------------





                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.


                            STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2003 and 2002
                                   (Unaudited)


                                                            2003                2002
                                                        -------------      -------------
Cash flows from operating activities:
   Net income                                           $   1,222,760      $     301,108
   Adjustment to reconcile net income to net cash
     provided by operating activities:
       Cumulative effect of accounting change                 (41,791)                 0
       Depreciation, depletion and amortization               456,014            496,563
       Asset retirement obligation accretion                    5,569                  0
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                      152,696             96,512
         Accounts payable, affiliate                          (46,129)           223,146
                                                        -------------      -------------
     Net cash provided by operating activities              1,749,119          1,117,329
                                                        -------------      -------------

Cash flows from investing activities:
   Additions to oil and gas properties                       (104,181)          (537,505)
                                                        -------------      -------------
     Net cash used in investing activities                   (104,181)          (537,505)
                                                        -------------      -------------

Cash flows from financing activities:
   Cash distributions to partners                          (1,619,690)        (1,155,995)
                                                        -------------      -------------
 Net cash used in financing activities                     (1,619,690)        (1,155,995)
                                                        -------------      -------------

Net increase (decrease) in cash                                25,248           (576,171)

Cash, beginning of period                                         175            678,281
                                                        -------------      -------------

Cash, end of period                                     $      25,423      $     102,110
                                                        =============      =============


                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 00-A, L. P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  For the nine months ended September 30, 2003
                                   (Unaudited)



                                           General            Limited
                                           Partners           Partners            Total
                                        -------------      -------------      -------------
Balance at December 31, 2002            $   4,356,470      $     220,615      $   4,577,085
Cash distributions                         (1,541,621)           (78,069)        (1,619,690)
Net income                                  1,163,823             58,937          1,222,760
                                        -------------      -------------      -------------
Balance at September 30, 2003           $   3,978,672      $     201,483      $   4,180,155
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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2003 and 2002, substantially all capitalized costs were subject to amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.


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

The Partnership estimates a liability for plugging and abandonment costs based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

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

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the nine months ended September 30, 2003, is as follows:


         Balance upon adoption at January 1, 2003                  $ 174,713
         Accretion expense                                             5,569
                                                                   ---------

         Balance at September 30, 2003                             $ 180,282
                                                                   ---------

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Mewbourne Energy Partners 00-A, L.P. (the "Partnership")was formed February 15, 2000. The offering of limited and general partnership interests began on May 5, 2000 and concluded on October 31, 2000, with investor partner contributions of $10,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 32 wells. 30 wells were productive and 2 wells were abandoned. Of the 30 productive wells, 27 were producing and 3 were plugged and abandoned at September 30, 2003.

Operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital at September 30, 2003 of $275,688.

During the nine months ended September 30, 2003, the Partnership made cash distributions to the investor partners in the amount of $1,619,690 as compared to $1,155,995 for the nine months ended September 30, 2002. The Partnership expects that cash distributions will continue during 2003 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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


Results of Operations

Three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

Oil and gas revenues. Oil and gas revenues during the three months ended September 30, 2003 totaled $550,981. Production volumes during the period were approximately 4,988 bbls of oil and 81,268 mcf of gas at corresponding average realized prices of $29.24 per bbl of oil and $4.99 per mcf of gas. Oil and gas revenues during the three months ended September 30, 2002 totaled $340,617. Production volumes during the period were approximately 721 bbls of oil and 122,820 mcf of gas at corresponding average realized prices of $25.95 per bbl of oil and $2.62 per mcf of gas. Oil and gas revenues increased primarily due to the increase in oil production volumes and increased gas prices, partially offset by a decline in gas production. The increased oil production volumes were attributable to the addition of 2 New Mexico wells.

Interest Income. Interest income was $155 during the three month period ended September 30, 2003 as compared to $1,044 during the three months ended September 30, 2002. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2003 totaled $90,474 compared to $53,136 for the period ended September 30, 2002. Production taxes during the period ended September 30, 2003 totaled $45,403 compared to $26,550 for the period ended September 30, 2002. Lease operating expense increased primarily due to the workover operations on one well in 2003 compared to no workover operations in 2002. Production taxes increased due to increased oil and gas revenues in 2003.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization was $144,402 for the three month period ended September 30, 2003 compared to $152,751 for the three month period ended September 30, 2002. The decrease is due to the change in value of the reserves caused by fluctuating oil and gas prices and the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2003 totaled $26,818 compared to $17,813 for the period ended September 30, 2002. The increase is primarily due to the increase in oil and gas revenues.


Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Oil and gas revenues. Oil and gas revenues during the nine months ended September 30, 2003 totaled $2,124,287. Production volumes during the period were approximately 18,341 bbls of oil and 277,998 mcf of gas at corresponding average realized prices of $30.70 per bbl of oil and $5.62 per mcf of gas. Oil and gas revenues during the nine months ended September 30, 2002 totaled $1,220,469. Production volumes during the period were approximately 2,414 bbls of oil and 441,908 mcf of gas at corresponding average realized prices of $22.74 per bbl of oil and $2.64 per mcf of gas. Oil and gas revenues increased primarily due to the increase in oil production volumes and increased gas prices, partially offset by a decline in gas production. The increased oil production volumes were attributable to the addition of 2 New Mexico wells.

Interest Income. Interest income was $550 during the nine month period ended September 30, 2003 as compared to $4,558 during the nine months ended September 30, 2002. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2003 totaled $214,404 compared to $277,140 for the period ended September 30, 2002. Production taxes during the period ended September 30, 2003 totaled $171,171 compared to $92,667 for the period ended September 30, 2002. Lease operating expense decreased primarily due to the workover operations on two wells in 2002 compared to workover operations on one well in 2003. Production taxes increased due to increased oil and gas revenues in 2003.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization was $456,014 for the nine month period ended September 30, 2003 compared to $496,563 for the nine month period ended September 30, 2002. The decrease is due to the change in value of the reserves caused by fluctuating oil and gas prices and the decline in production volumes.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2003 totaled $96,710 compared to $57,549 for the period ended September 30, 2002. The increase is primarily due to the increase in oil and gas revenues.

Asset Retirement Obligation

In accordance with FAS 143, the Partnership has recognized an estimated liability for future oil and gas well plugging and abandonment costs (see Note
3). The estimated liability is based on historical experience and estimated well lives. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements.

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

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the nine months ended September 30, 2003, is as follows:

         Balance upon adoption at January 1, 2003                  $ 174,713
         Accretion expense                                             5,569
                                                                   ---------

         Balance at September 30, 2003                             $ 180,282
                                                                   ---------

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



Part II - Other Information



Item 1.  Legal Proceedings

            None.



Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits filed herewith.


                  31.1 Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

                  31.2 Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

                  32.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                  32.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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


                                        MEWBOURNE ENERGY PARTNERS 00-A, L.P.

                                        By: Mewbourne Development Corporation
                                             Managing General Partner




Date: November 13, 2003                 By: /s/ Alan Clark
                                            -----------------------------------
                                            Alan Clark, Treasurer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
31.1              Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley
                  Act of 2002.

31.2              Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley
                  Act of 2002.

32.1              Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley
                  Act of 2002.

32.2              Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley
                  Act of 2002.