Form 10-K
period 2003-12-31
MEWBOURNE ENERGY PARTNERS 00-A LP
filed 2004-03-30
CIK 1084918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 333-76911

MEWBOURNE ENERGY PARTNERS 00-A, L.P.

Delaware	75-2866283

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3901 South Broadway, Tyler, Texas	75701

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (903) 561-2900

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

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: Part of the information called for by Part IV of the Annual Report on Form 10-K is incorporated by reference from the Registrant’s Registration Statement on Form S-1, File No. 333-76911.

PART I

ITEM 1. Business

Mewbourne Energy Partners 00-A, L.P. (the “Registrant”) is a limited partnership organized under the laws of the State of Delaware on February 15, 2000 (date of inception). Its managing general partner is Mewbourne Development Corporation, a Delaware corporation (“MD”).

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

The Registrant engages primarily in oil and gas development and production and is not involved in any other industry segment. See the selected financial data in Item 6 and the financial statements in Item 8 of this report for a summary of the Registrant’s revenue, income and identifiable assets.

The Registrant has acquired interests in oil and gas prospects for the purpose of development drilling. At December 31, 2003, 31 wells had been drilled and were productive and two wells were drilled and abandoned. Of the 31 productive wells, 28 were producing and 3 were plugged and abandoned at December 31, 2003. The following table summarizes the Registrant’s drilling activity for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Oil and natural gas wells	1	.078	2	.157	22	5.108
Non-productive wells	0	0	0	0	0	0

The sale of crude oil and natural gas produced by the Registrant will be affected by a number of factors that are beyond the Registrant’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Registrant.

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

Many aspects of the Registrant’s activities are highly competitive including, but not limited to, the acquisition of suitable drilling prospects and the procurement of drilling and related oil field equipment, and are subject to governmental regulation, both at Federal and state levels. The Registrant’s ability to compete depends on its financial resources and on the managing general partner’s staff and facilities, none of which are significant in comparison with those of the oil and gas exploration, development and production industry as a whole. Federal and state regulation of oil and gas operations generally includes drilling and spacing of wells on producing acreage, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment.

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 29, 2004, MOC employed 139 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

ITEM 2. Properties

The Registrant’s properties consist primarily of leasehold interests in properties on which oil and gas wells-in-progress are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle and Kansas, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2003, 31 wells had been drilled and were productive and two wells were drilled and abandoned. Of the 31 productive wells, 28 were producing and 3 were plugged and abandoned at December 31, 2003.

Reserve estimates were prepared by Forrest A Garb & Associates, Inc., the Registrant’s independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission.

ITEM 3. Legal Proceedings

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the period ended December 31, 2003 covered by this report.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

At March 29, 2004, the Registrant had 10,000 outstanding limited and general partnership interests held of record by 354 subscribers. There is no established public or organized trading market for the limited and general partnership interests.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to limited and general partners during the years ended December 31, 2003, 2002 and 2001, were $1,949,690, $1,500,995 and $3,330,000 respectively.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2003, 2002, 2001, and 2000:

	2003	2002	2001	2000
Operating results:
Oil and gas sales	$2,494,634	$1,955,985	$4,419,274	$83,611
Income (loss) before cumulative effect of accounting change	1,356,705	679,468	(1,400,495)	129,107
Cumulative effect of accounting change	41,791	0	0	0
Net income (loss)	$1,398,496	$679,468	$(1,400,495)	$129,107
Basic and diluted income (loss) per limited and general partner interest (10,000 outstanding) before cumulative effect of accounting change	$135.67	$67.95	$(140.05)	$12.91
Cumulative effect of accounting change	$4.18	$0	$0	$0
Net income (loss) per limited and general partner interest (10,000 outstanding)	$139.85	$67.95	$(140.05)	$12.91

At year end:
Total Assets	$4,317,632	$4,692,834	$5,422,848	$10,135,563
Cash Distributions	$1,949,690	$1,500,995	$3,330,000	$0

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Mewbourne Energy Partners 00-A, L.P. (the “Registrant”) was organized as a Delaware limited partnership on February 15, 2000. The offering of limited and general partner interests began May 5, 2000 as part of an offering registered under the name Mewbourne Energy 99-00 Drilling Programs. The offering of limited and general partner interests in the Registrant concluded October 31, 2000, with total investor partner contributions of $10,000,000.

The Registrant was formed to engage primarily in the business of drilling development wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary, acquire leases which contain drilling prospects. The economic life of the Registrant depends on the period over which the Registrant’s oil and gas reserves are economically recoverable.

Results of Operations

The following table sets forth certain operating data for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Production:
Natural gas (MMcf)	340	572	1,141
Oil (MBbl)	21	11	8
Natural gas equivalent (MMcfe)	466	638	1,188
% Natural gas	72%	89%	96%

	2003	2002	2001
Average sales price per unit
Natural gas (per Mcf)	$5.45	$2.93	$3.71
Oil (per Bbl)	30.68	25.36	24.55
Natural gas equivalent (per Mcfe)	5.35	3.07	3.72
Cost and expenses per Mcfe:
Lease operating	$.62	$.56	$.22
Production taxes	.38	.24	.28
Administrative and general	.25	.12	.13
Depreciation, depletion and amortization	1.17	1.08	1.55
Cost ceiling write-down	—	—	2.75

Year ended December 31, 2003 compared to the year ended December 31, 2002

Oil and natural gas sales. Oil and natural gas sales increased to $2,494,634 in 2003 from $1,955,985 in 2002. Production volumes decreased to 340,415 Mcf of gas in 2003 from 571,547 Mcf in 2002, while oil volumes increased to 20,852 Bbls in 2003 from 10,989 Bbls in 2002. Oil and gas revenues increased primarily due to the increase in oil production volumes and increased gas prices, partially offset by a decline in gas production. The increased oil production volumes were attributable to the addition of 1 New Mexico well.

Interest income. Interest income decreased from $4,782 in 2002 to $634 in 2003 due to expenditures for the drilling of oil and gas wells, which resulted in a decrease of capital available for investments.

Lease operating expense and production taxes. Lease operating expense decreased from $359,649 in 2002 to $291,235 in 2003. Lease operating expense decreased primarily due to the workover operations on two wells in 2002 compared to workover operations on one well in 2003. Production taxes increased from $151,292 in 2002 to $177,996 in 2003. Production taxes increased due to increase oil and gas revenues in 2003.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased from $691,224 in 2002 to $545,012 in 2003. The decrease is primarily due to the decline in production volumes.

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

Liquidity and capital resources

Net cash increased by $106 during the year ended December 31, 2003. Cash flows from operating activities were offset by funds utilized primarily for drilling and completion costs and cash distributions to partners. All wells for which funds have been committed have been drilled, therefore, future capital requirements are not expected to be material in nature and will be paid with revenues generated through oil and gas sales. Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion and amortization, and the ceiling test for the Registrants oil and gas properties.

The Registrant follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. Oil and gas properties are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. The present value of future net cash flows has been prepared assuming year-end selling prices, year end development and production cost and a 10 percent annual discount rate.

All financing activities of the Registrant are reported in the financial statements. The Registrant does not engage in any off-balance sheet financing arrangements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for the Partnership beginning January 1, 2003. The adoption of FAS 146 did not have a material impact on the Partnership’s financial statements.

Organization and Related Party Transactions

The Partnership was organized on February 15, 2000. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

Reimbursement to MOC for supervision and other operator charges totaled $115,555, $175,577, and $614,646 for the years ended December 31, 2003, 2002 and 2001,respectively. Services and operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $96,318, $62,253, and $140,581 were allocated to the Partnership during the years ended December 31, 2003, 2002 and 2001, respectively.

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

(1) As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less that 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 30%.

The partnership’s financial statements reflect its respective proportionate interest in the Program.

ITEM 8. Financial Statements and Supplementary Data

The required financial statements of the Registrant are contained in a separate section of this report following the signature attestation. See “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Mewbourne Development Corporation (“MDC”), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, MDC’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MDC’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no significant changes in MDC’s internal controls or in other factors which could significantly affect internal controls subsequent to the date MDC carried out its evaluation.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The Registrant does not have any officers or directors. Under the Registrant’s Partnership Agreement, the Registrant’s managing general partner, MD, is granted the exclusive right and full authority to manage, control and administer the Registrant’s business. MD is a wholly-owned subsidiary of Mewbourne Holdings, Inc.

Set forth below are the names, ages and positions of the directors and executive officers of MD, the Registrant’s managing general partner. Directors of MD are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

	Age as of
	December 31,
Name	2003	Position
Curtis W. Mewbourne	68	President and Director

J. Roe Buckley	41	Vice President and Chief Financial Officer

Alan Clark	51	Treasurer

Michael F. Shepard	57	Secretary and General Counsel

Dorothy M. Cuenod	43	Assistant Secretary and Director

Ruth M. Buckley	42	Assistant Secretary and Director

Julie M. Greene	40	Assistant Secretary and Director

     Curtis W. Mewbourne, age 68, formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, MOC and MD. He has operated as an independent oil and gas producer for the past 39 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

     J. Roe Buckley, age 41, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by MBank Dallas from 1985-1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

     Alan Clark, age 51, joined Mewbourne Oil Company in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with Mewbourne Oil Company prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

     Michael F. Shepard, age 57, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

     Dorothy Mewbourne Cuenod, age 43, received a B.A. Degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

     Ruth Mewbourne Buckley, age 42, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

     Julie Mewbourne Greene, age 40, received a B.A. in Business Administration from the University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

The Registrant does not have any officers or directors. The managing general partner of the Registrant, MD, has the exclusive right and full authority to manage, control and administer the Registrant’s business. Under the Registrant’s Partnership Agreement, limited and general partners holding a majority of the outstanding limited and general partnership interests have the right to take certain actions, including the removal of the managing general partner. The Registrant is not aware of any current arrangement or activity that may lead to such removal.

ITEM 13. Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Administrative & general expense and payment of well charges and supervision charges in accordance with standard industry operating agreements	$211,873	$237,830	$755,227

     The Registrant participates in oil and gas activities through a drilling program created by the Drilling Program Agreement (the “Program”). Pursuant to the Program, MD pays approximately 30% of the Program’s capital expenditures and approximately 40% of its operating and general and administrative expenses. The Registrant pays the remainder of the costs and expenses of the Program. In return, MD is allocated approximately 40% of the Program’s revenues.

PART IV

     ITEM 14. Principal Accountant Fees and Services

	For the Year Ended December 31,
	2003	2002	2001
Audit	$19,235	$19,316	$14,500
Tax Fees	3,515	3,305	3,317

	$22,750	$22,621	$17,817

     The partnership has retained PricewaterhouseCoopers LLP as their independent auditors.

     ITEM 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

(a)	1. Financial statements

The following are filed as part of this annual report:

Report of Independent Auditors

Balance sheets as of December 31, 2003 and 2002

Statements of income (loss) for the years ended December 31, 2003, 2002 and 2001

Statements of changes in partners’ capital for the years ended December 31, 2003, 2002 and 2001

Statements of cash flows for the years ended December 31, 2003, 2002 and 2001

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

/s/ Curtis W. Mewbourne Curtis W. Mewbourne	President/Director	March 29, 2004
/s/ J. Roe Buckley J. Roe Buckley	Vice President/Chief Financial Officer	March 29, 2004
/s/ Alan Clark Alan Clark	Treasurer	March 29, 2004
/s/ Dorothy M. Cuenod Dorothy M. Cuenod	Director	March 29, 2004
/s/ Ruth M. Buckley Ruth M. Buckley	Director	March 29, 2004
/s/ Julie M. Greene Julie M. Greene	Director	March 29, 2004

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

MEWBOURNE ENERGY PARTNERS 00-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT AUDITORS

For the years ended December 31, 2003, 2002 and 2001

Report of Independent Auditors

To the Partners of
Mewbourne Energy Partners 00-A, L.P.
and to the Board of Directors of
Mewbourne Development Corporation:

In our opinion, the accompanying balance sheets and the related statements of income (loss), of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 00-A, L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2003 and changed the manner in which it accounts for asset retirement costs.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 29, 2004

Mewbourne Energy Partners 00-A, L. P.

BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
ASSETS
Cash	$281	$175
Accounts receivable, affiliates	277,695	472,581

Total current assets	277,976	472,756

Oil and gas properties at cost, full cost method	10,367,277	10,057,696
Less accumulated depreciation, depletion and amortization	(6,327,621)	(5,837,618)

	4,039,656	4,220,078

Total assets	$4,317,632	$4,692,834

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$107,076	$115,749

Asset retirement obligation plugging liability	184,665	0

Partners’ capital
General partners	3,831,843	4,356,470
Limited partners	194,048	220,615

Total partners’ capital	4,025,891	4,577,085

Total liabilities and partners’ capital	$4,317,632	$4,692,834

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 00-A, L. P.

STATEMENTS OF INCOME (LOSS)
For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenues and other income:
Oil and gas sales	$2,494,634	$1,955,985	$4,419,274
Interest income	634	4,782	47,646

	2,495,268	1,960,767	4,466,920

Expenses:
Lease operating expense	291,235	359,649	265,560
Production taxes	177,996	151,292	333,883
Administrative and general expense	116,798	79,134	149,863
Depreciation, depletion and amortization	545,012	691,224	1,846,113
Cost ceiling write-down	0	0	3,271,996
Asset retirement obligation accretion	7,522	0	0

	1,138,563	1,281,299	5,867,415

Income (loss) before cumulative effect of accounting change	1,356,705	679,468	(1,400,495)
Cumulative effect of accounting change	41,791	0	0
Net income (loss)	$1,398,496	$679,468	$(1,400,495)

Allocation of net income (loss):
General partners	$1,331,088	$646,718	$(1,332,991)

Limited partners	$67,408	$32,750	$(67,504)

Basic and diluted income (loss) per limited and general partner interest (10,000 outstanding) before cumulative effect of accounting change	$135.67	$67.95	$(140.05)

Cumulative effect of accounting change	$4.18	$0	$0

Basic and diluted net income (loss) per limited and general partner interest	$139.85	$67.95	$(140.05)

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 00-A, L. P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the years ended December 31, 2003, 2002 and 2001

	General	Limited
	Partners	Partners	Total
Balance at December 31, 2000	$9,640,884	$488,223	$10,129,107
Cash distributions	(3,169,494)	(160,506)	(3,330,000)
Net loss	(1,332,991)	(67,504)	(1,400,495)

Balance at December 31, 2001	5,138,399	260,213	5,398,612
Cash distributions	(1,428,647)	(72,348)	(1,500,995)
Net income	646,718	32,750	679,468

Balance at December 31, 2002	$4,356,470	$220,615	$4,577,085
Cash distributions	(1,855,715)	(93,975)	(1,949,690)
Net income	1,331,088	67,408	1,398,496

Balance at December 31, 2003	$3,831,843	$194,048	$4,025,891

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 00-A, L. P.

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,398,496	$679,468	$(1,400,495)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	(41,791)	0	0
Depreciation, depletion and amortization	545,012	691,224	1,846,113
Cost ceiling write-down	0	0	3,271,996
Asset retirement accretion	7,522	0	0
Changes in operating assets and liabilities:
Accounts receivable, affiliate	194,886	(136,595)	(252,375)
Accounts payable, affiliate	(8,673)	91,513	17,690

Net cash provided by operating activities	2,095,452	1,325,610	3,482,929

Cash flows from investing activities:
Purchase of oil and gas properties	(145,656)	(502,721)	(2,047,590)

Net cash used in investing activities	(145,656)	(502,721)	(2,047,590)

Cash flows from financing activities:
Cash distributions to partners	(1,949,690)	(1,500,995)	(3,330,000)

Net cash provided by (used in) financing activities	(1,949,690)	(1,500,995)	(3,330,000)

Net increase (decrease) in cash	106	(678,106)	(1,894,661)
Cash, beginning of period	175	678,281	2,572,942

Cash, end of period	$281	$175	$678,281

The accompanying notes are an integral
part of the financial statements.

MEWBOURNE ENERGY PARTNERS 00-A, L.P.
NOTES TO FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 00-A, L.P., (the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, New Mexico and Kansas, was organized on February 15, 2000. The offering of limited and general partnership interests began May 5, 2000 as a part of an offering registered under the name Mewbourne Energy Partners 99-00 Drilling Programs, (the “Program”), and concluded October 31, 2000, with total investor contributions of $10,000,000 being sold to 354 subscribers of which $9,518,000 were sold to 334 subscribers as general partner interests and $482,000 were sold to 20 subscribers as limited partner interests.

The Program’s sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program’s gas reserves are being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program’s oil and gas are subject to influences such as global consumption and supply trends.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. No capitalized costs were excluded from amortization for the years ended December 31, 2003, 2002 and 2001. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. A cost ceiling write-down of $3,271,996 was recorded for the year ended December 31, 2001.

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion and amortization, and the ceiling test for the Registrants oil and gas properties.

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

     Asset Retirement Obligations

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standard No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations.” This statement changes financial accounting and reporting obligations associated with the retirement and disposal of long-lived assets, including the Partnership’s oil and gas properties, and the associated asset retirement costs.

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

The following pro forma data summarizes our net loss as if the provisions of SFAS 143 had been applied as of January 1, 2001:

	Year Ended	Year Ended
	December 31, 2001	December 31, 2002
Net income (loss), as reported	$(1,400,495)	$679,468
Pro forma adjustments to reflect retroactive adoption of SFAS 143	(7,278)	3,323

Pro forma net income (loss)	$(1,407,773)	$682,791

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2003, is as follows:

Balance upon adoption at January 1, 2003	$174,713
Liabilities incurred	2,430
Accretion expense	7,522

Balance at December 31, 2003	$184,665

     Oil and Gas Sales

The Program’s oil and condensate production is sold, title passed, and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2003, 2002 and 2001, no material gas imbalances between the Partnership and other working interest owners existed.

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

Reimbursement to MOC for supervision and other operator charges totaled $115,555, $175,577, and $614,646 for the years ended December 31, 2003, 2002 and 2001,respectively. Services and operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $96,318, $62,253, and $140,581 were allocated to the Partnership during the years ended December 31, 2003, 2002 and 2001, respectively.

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

(1) As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less that 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 30%.

The partnership’s financial statements reflect its respective proportionate interest in the Program.

3. Reconciliation of Net Income (Loss) Per Statements of Income (Loss) With Net Income Per Federal Income Tax Return:

The following is a reconciliation of net income (loss) per statements of income (loss) with the net income per federal income tax return for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Net income (loss)per statement of income (loss)	$1,398,496	$679,468	$(1,400,495)
Intangible development costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(77,944)	(330,853)	(1,261,864)
Dry hole costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(135)	(192,476)	(124,459)
Depreciation, depletion and amortization for financial reporting purposes over amounts for tax reporting purposes	324,281	399,836	1,632,066

	2003	2002	2001
Cost ceiling write-down for financial reporting purposes	0	0	3,271,996
Gain on sale of oil and gas equipment recognized for tax purposes	24,420	18,237	10,081
ARO accretion expense for financial reporting purposes	7,522	0	0
Change in accounting principles for financial reporting purposes	(41,791)	0	0
Other	0	(43,987)	43,987

Net income per federal income tax return before tentative tax depletion	$1,634,849	$530,225	$2,171,312

The Partnership’s financial reporting bases of its net assets exceeded the tax bases of its net assets by $3,443,237, $3,476,392, and $3,324,536 at December 31, 2003, 2002 and 2001, respectively.

4.	Recently Issued Accounting Standards:

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for the Partnership beginning January 1, 2003. The adoption of FAS 146 did not have a material impact on the Partnership’s financial statements.

5.	Supplemental Oil and Gas Information (Unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, “Disclosures about Oil an Gas Producing Activities”.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Costs incurred for the year:
Development	$145,656	$502,721	$2,062,541

Capitalized costs related to oil and natural gas acquisition, exploration and development activities at December 31, 2003 and 2002 are as follows:

	2003	2002
Cost of oil and natural gas properties at year end:
Producing assets-Proved properties	$10,203,352	$10,057,696
Asset retirement obligation	163,925	0

Total capitalized cost	10,367,277	10,057,696
Accumulated depletion	(6,327,621)	(5,837,618)

Net capitalized costs	$4,039,656	$4,220,078

Depreciation, depletion, and amortization per one thousand cubic feet of gas equivalent was $1.17, $1.08, and $1.55 for the years ended December 31, 2003, 2002, and 2001, respectively.

Estimated Net Quantities of Proved Oil and Gas Reserves

Reserve estimates as well as certain information regarding future production and discounted cash flows were determined by the Partnership’s independent petroleum consultants and MOC’s petroleum reservoir engineers. The Partnership considers reserve estimates to be reasonable, however, due to inherent uncertainties and the limited nature of reservoir data, estimates of oil and gas reserves are imprecise and subject to change over time as additional information becomes available.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2003. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

Proved Reserves:

	Crude Oil	Natural Gas
	and Condensate	(Thousands
	(bbls of Oil)	of Cubic Feet)
Balance at December 31, 2000	33,000	652,000
Revisions to previous estimates	(22,000)	(250,000)
Extension, discoveries and other additions	51,000	4,823,000
Purchase of minerals in place	0	5,000
Production	(8,000)	(1,141,000)

Balance at December 31, 2001 (1)	54,000	4,089,000
Revisions to previous estimates	24,000	(65,000)
Extension, discoveries and other additions	7,000	132,000
Production	(11,000)	(572,000)

Balance at December 31, 2002 (1)	74,000	3,584,000

Revisions to previous estimates	(9,000)	(378,000)
Extension, discoveries and other additions	16,000	138,000
Production	(21,000)	(340,000)

Balance at December 31, 2003 (1)	60,000	3,004,000

(1)	All of these reserves are categorized as proved developed as of December 31, 2003, 2002, and 2001.

     Standardized Measure of Discounted Future Net Cash Flows:

For the years ended December 31, 2003, 2002 and 2001

The Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities” (SFAS No. 69). In computing this data, assumptions other than those mandated by SFAS No. 69 could produce substantially different results. The Partnership cautions against viewing this information as a forecast of future economic conditions,revenues or fair value.

The standardized measure has been prepared assuming year-end selling prices, year end development and production cost and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Significant Accounting Policies — Income Taxes in Note 1 to the Financial Statements.) The year-end prices were $31.32 per barrel of oil and $6.26 per MCF of gas as of December 31, 2003, $28.03 per barrel of oil and $4.16 per MCF of gas as of December 31, 2002, $17.52 per barrel of oil and $2.27 per MCF of gas as of December 31, 2001.

	2003	2002	2001
Future cash inflows	$20,035,562	$17,015,601	$9,866,225
Future production cost	(6,029,142)	(5,436,222)	(3,305,701)
Future development cost (1)	(6,793)	(112,269)	(306,238)

Future net cash flows	13,999,627	11,467,110	6,254,286
Discount at 10 percent	(6,445,183)	(4,691,334)	(1,845,705)

Standardized measure	$7,554,444	$6,775,776	$4,408,581

(1)	2003 includes $79,582 of undiscounted future asset retirement income estimated as of December 31, 2003 using current estimates of future abandonment costs and salvage income.

See “Note 1. Significant Accounting Policies” for corresponding information concerning our discounted asset retirement obligations.

Summary of Changes in the Standardized Measure

	2003	2002	2001
Balance, beginning of period	$6,775,776	$4,408,581	$4,539,991
Change in value of previous years reserves due to:
Sale of oil and gas production, net of related cost	(2,025,403)	(1,445,044)	(3,819,831)
Extension, discoveries and improved recovery, less related cost	562,006	306,715	5,837,247
Accretion of discount	677,578	440,858	453,999
Estimated development costs incurred during the year	56,714	347,262	0
Change in estimated future development cost	48,762	(153,293)	(306,238)
Revisions of previous estimates	(998,396)	116,194	(852,069)
Net change in price	3,143,437	3,594,256	(1,332,690)
Timing and other	(686,030)	(839,753)	(111,828)

Balance, end of period	$7,554,444	$6,775,776	$4,408,581

MEWBOURNE ENERGY PARTNERS 00-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 14(a)3.

Exhibit No.	Description
3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-76911 and incorporate herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-76911 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-76911 and incorporated herein by reference)

4.1.2	Amendment to Agreement of Partnership (filed as Exhibit 4.1.2 to Form 10-K, filed March 2001)

4.1.3	Amendment to and Restated Agreement of Partnership (filed as Exhibit 4.1.3 to Form 10-K, filed March 2002)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-76911 and incorporated herein by reference)

10.3	Form of Operating Agreement (filed as Exhibit 10.3 to Registration Statement on Form S-1, File No. 333-76911 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.